Form 10-Q
period 1996-03-31
RIVIANA FOODS INC /DE/
filed 1996-05-09
CIK 934650

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

                         Commission File Number 0-25294

                                 --------------

                               RIVIANA FOODS INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                  76-0177572
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or ogranization)

          2777 ALLEN PARKWAY
                HOUSTON, TX                              77019
 (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (713) 529-3251

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]           No [ ]

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at April 26, 1996 was 15,859,150.

================================================================================

                                        1

                               RIVIANA FOODS INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I -- Financial Information

        Item 1 -- Financial Statements

               Consolidated Balance Sheets at March 31, 1996 and July 2, 1995................1

               Consolidated Statements of Income for the Quarters and the Nine Months
                  Ended March 31, 1996 and April 2, 1995.....................................2

               Consolidated Statements of Cash Flows for the Nine Months Ended
                  March 31, 1996 and April 2, 1995...........................................3

               Notes to Consolidated Financial Statements....................................4

        Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...........................................................6

Part II -- Other Information

        Item 6 -- Exhibits and Reports on Form 8-K...........................................10

Signature...................................................................................11

Exhibit Index...............................................................................12

Part I. -- Financial Information
 Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (In Thousands of Dollars, Except Share Amounts)

                                                    March 31, 1996  July 2, 1995
                                                    --------------  ------------
                                                     (Unaudited)      (Audited)
                ASSETS
CURRENT ASSETS:
  Cash .........................................      $   5,063       $   5,029
  Cash equivalents .............................            512             113
  Marketable securities ........................          8,010          10,029
  Accounts receivable, less allowance
    for doubtful accounts of $535 and $503 .....         43,059          40,093
  Inventories ..................................         56,244          49,970
  Prepaid expenses .............................          3,077           1,610
                                                      ---------       ---------
          Total current assets .................        115,965         106,844

PROPERTY, PLANT AND EQUIPMENT:
  Land .........................................          3,461           3,438
  Buildings ....................................         18,540          17,852
  Machinery and equipment ......................         60,573          56,246
                                                      ---------       ---------
      Property, plant and
          equipment - gross ....................         82,574          77,536
  Less - Accumulated depreciation ..............        (33,511)        (29,999)
                                                      ---------       ---------
      Property, plant and
          equipment - net ......................         49,063          47,537

DUE FROM AFFILIATES ............................            248           1,106
INVESTMENTS IN UNCONSOLIDATED AFFILIATES .......         15,253          15,280
OTHER ASSETS ...................................          4,685           4,917
                                                      ---------       ---------
              Total assets .....................      $ 185,214       $ 175,684
                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ..............................      $  14,426       $  11,519
  Current maturities of long-
    term debt ..................................          1,941           1,757
  Accounts payable .............................         25,726          25,716
  Accrued liabilities ..........................         12,740          13,640
  Income taxes payable .........................          4,457           6,709
                                                      ---------       ---------
    Total current liabilities ..................         59,290          59,341

LONG-TERM DEBT, net of current maturities ......          3,220           2,372
DEFERRED INCOME TAXES ..........................          6,425           3,047
OTHER NONCURRENT LIABILITIES ...................          2,939           3,630
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST ..............................            548             498

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000,000
    shares authorized, none issued .............
  Common stock, $1 par, 24,000,000
    shares authorized, 15,882,900 and
    15,882,900 issued ..........................         15,883          15,883
  Paid-in capital ..............................          6,067           6,060
  Retained earnings ............................         92,245          83,315
  Unrealized gains on marketable
    securities, net of taxes ...................          2,228           2,040
  Cumulative foreign currency
    translation adjustment .....................         (3,289)           (502)
  Treasury stock, at cost, 26,060 shares .......           (342)
                                                      ---------       ---------
          Total stockholders' equity ...........        112,792         106,796
                                                      ---------       ---------
          Total liabilities and
            stockholders' equity ...............      $ 185,214       $ 175,684
                                                      =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                                         Quarters Ended                     Nine Months Ended
                                                                 --------------------------------    -------------------------------
                                                                 March 31, 1996     April 2, 1995    March 31, 1996    April 2, 1995
                                                                 --------------     -------------    --------------    -------------
NET SALES ..................................................        $ 114,650         $ 109,201         $ 329,429         $ 319,949

COST OF SALES ..............................................           83,808            76,375           236,703           228,488
                                                                    ---------         ---------         ---------         ---------
    Gross profit ...........................................           30,842            32,826            92,726            91,461
                                                                    ---------         ---------         ---------         ---------
COSTS AND EXPENSES:
  Advertising, selling and
      warehousing ..........................................           19,377            22,872            59,492            62,256
  Administrative and general ...............................            4,535             4,742            14,217            14,683
                                                                    ---------         ---------         ---------         ---------
    Total costs and expenses ...............................           23,912            27,614            73,709            76,939
                                                                    ---------         ---------         ---------         ---------
    Income from operations .................................            6,930             5,212            19,017            14,522

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ....................              281                 0               990               677
  Interest income ..........................................               86                75               334               256
  Interest expense .........................................             (813)             (803)           (2,134)           (2,465)
  Equity in earnings of unconsolidated affiliates ..........              514               491             1,153             1,138
  Other income (expense) ...................................             (359)              (33)              133               661
                                                                    ---------         ---------         ---------         ---------
    Total other income (expense) ...........................             (291)             (270)              476               267
                                                                    ---------         ---------         ---------         ---------
    Income before income taxes and
       minority interest ...................................            6,639             4,942            19,493            14,789

INCOME TAX EXPENSE .........................................            1,815             1,821             6,182             5,183

MINORITY INTEREST IN EARNINGS OF
    CONSOLIDATED SUBSIDIARY ................................               72                61               199               183
                                                                    =========         =========         =========         =========
    Net income .............................................        $   4,752         $   3,060         $  13,112         $   9,423
                                                                    =========         =========         =========         =========
    Earnings per share .....................................        $    0.30         $    0.20         $    0.83         $    0.61
                                                                    =========         =========         =========         =========
    Weighted average common shares
       outstanding .........................................           15,866            15,378            15,877            15,379
                                                                    =========         =========         =========         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                                                            Nine Months Ended
                                                                                                   ---------------------------------
                                                                                                   March 31, 1996      April 2, 1995
                                                                                                   --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...........................................................................            $ 13,112             $  9,423
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ...................................................               3,866                3,701
         Deferred income taxes ...........................................................               3,310                  (75)
         Gain on disposition of assets ...................................................                (982)                (603)
         Equity in earnings of unconsolidated affiliates .................................              (1,153)              (1,138)
         Change in assets and liabilities:
               Accounts receivable, net ..................................................              (4,252)                 749
               Inventories ...............................................................              (7,705)                (865)
               Prepaid expenses ..........................................................              (1,515)                (391)
               Other assets ..............................................................                 646                  217
               Accounts payable and accrued liabilities ..................................                 138                4,466
               Income taxes payable ......................................................              (2,137)              (2,002)
               Other noncurrent liabilities ..............................................                 (48)                 100
               Minority interest .........................................................                 108                   93
                                                                                                      --------             --------
                 Net cash provided by operating activities ...............................               3,388               13,675
                                                                                                      --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ...........................................              (6,601)              (6,680)
    Proceeds from disposals of property, plant and equipment .............................                  50                   86
    Proceeds from sale of marketable securities ..........................................               3,594                  881
    Collection of notes receivable .......................................................                   0                   59
    Due from affiliates ..................................................................                 451                 (728)
    Increase in marketable securities ....................................................                (310)                (194)
                                                                                                      --------             --------
                 Net cash used in investing activities ...................................              (2,816)              (6,576)
                                                                                                      --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt ...............................................               3,190              (11,670)
    Additions to long-term debt ..........................................................               3,108                2,238
    Repayments of long-term debt .........................................................              (1,747)              (2,032)
    Dividends paid .......................................................................              (4,075)              (2,563)
    Repurchases of common stock ..........................................................                (360)                 (26)
    Sales of common stock ................................................................                  23                   16
    Collection of employee discount on stock .............................................                   0                  941
                                                                                                      --------             --------
                 Net cash provided by (used in) financing activities .....................                 139              (13,096)
                                                                                                      --------             --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .............................                (278)                  43
                                                                                                      --------             --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................                 433               (5,954)
CASH AND CASH EQUIVALENTS, beginning of period ...........................................               5,142                8,692
                                                                                                      ========             ========
CASH AND CASH EQUIVALENTS, end of period .................................................            $  5,575             $  2,738
                                                                                                      ========             ========
CASH PAID DURING THE PERIOD FOR:
    Interest .............................................................................            $  2,192             $  2,443
                                                                                                      ========             ========
    Income taxes .........................................................................            $  5,626             $  6,777
                                                                                                      ========             ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

1.       Basis for Preparation of the Consolidated Financial Statements

                  The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the July 2, 1995, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Prior year financials have been restated to reflect the change in method of accounting for domestic rice inventories from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. See Note 2. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 2, 1995.

2.       Change in Method of Accounting for Domestic Rice Inventories

                  As of July 3, 1995, the Company changed its accounting method for domestic rice inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. Recent changes in the dynamics of the world rice market have significantly increased the volatility of rice prices which directly affects the Company's costs and reported results of operations. This change in market dynamics is expected to be more than temporary and the Company believes that the FIFO method of accounting for its domestic rice inventories will more accurately reflect its reported results of operations in this environment. The Company's selling prices cannot be immediately adjusted to reflect inventory cost changes. Because rice costs represent over 50% of the finished goods cost, substantial changes in those costs significantly affect the annual results of operations, and under the LIFO method, complicate the estimation process on an interim basis. There is no effective way to hedge the effects of cost fluctuations.

                  Based on these factors, the Company believes this change in accounting method will more clearly reflect its results of operations and financial position. The change has been applied retroactively by restating the financial statements for the prior year. The effect of this restatement was to increase inventories and retained earnings as of July 2, 1995, by $7,376 and $4,440.
                                       4

                                  For the Quarter Ended    For the Nine Months
                                       April 2, 1995       Ended April 2, 1995
                                  ---------------------   ----------------------
                                  Net Income  Per Share   Net Income   Per Share
                                  ----------  ---------   ----------   ---------
As previously reported ..........   $ 5,202      $.34      $ 13,707      $.89
Effect of change in accounting
  method for inventories,
  net of tax ....................    (2,142)     (.14)       (4,284)     (.28)
                                    -------      ----      --------      ----
As restated .....................   $ 3,060      $.20      $  9,423      $.61
                                    =======      ====      ========      ====

3.       Earnings per Share

                  Earnings per share is computed by dividing net income by the weighted average number of common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.

4.       Inventories

                  Inventories were composed of the following:

                                             March 30, 1996     July 2, 1995
                                             --------------     ------------
Raw materials ..........................         $11,193           $10,448
Work in process ........................              23                33
Finished goods .........................          37,543            30,746
Packaging supplies .....................           7,485             8,743
                                                 -------           -------
         Total .........................         $56,244           $49,970
                                                 =======           =======

                  As of July 3, 1995, the Company changed its method of accounting for domestic rice inventories from the LIFO method to the FIFO method. See Note 2.

                                        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS
                               ENDED APRIL 2, 1995

Sales increased $5.5 million or 5.0% to $114.7 million for the three months ended March 31, 1996 from $109.2 million reported for the same period in the prior year. Increased volumes contributed $3.2 million of the increased revenues and a combination of higher prices and product mix increased sales a further $5.9 million. Unfavorable foreign currency translation reduced sales $3.6 million. Domestic sales increased by $5.6 million or 9.1% to $67.2 million from $61.6 million last year. Within the domestic segment, the retail category posted an 8.2% increase in sales to $50.0 million from $46.2 million in the previous year. The increase of $3.8 million within this category was just about evenly divided with $1.9 million coming from increased volumes and $1.9 million coming from a combination of favorable pricing and product sales mix. Unit volume sales of the higher margin value-added instant rice and prepared rice mixes increased by 7.2%. In the non-retail category, sales increased $1.8 million or 11.7% to $17.2 million from $15.4 million in the same period for the prior year. Increased volumes added $1.2 million and a combination of product sales mix and higher prices added another $0.6 million. Sales by the Company's Central American operations decreased by $1.0 million or 5.6% to $16.7 million from $17.7 million in the prior year. Lower volumes accounted for $0.8 million of the decrease and unfavorable currency translation reduced sales a further $2.1 million. Increased prices added $1.9 million. The lower volumes were primarily in the Guatemalan fruit and nectar juice products which were impacted by increased competitive pressure from local and Mexican products. In Europe, sales of $30.8 million were up $0.9 million or 3.0% from $29.9 million last year. Increased volumes added $0.9 million to sales and a combination of higher prices and product mix added a further $1.5 million. Unfavorable currency translation reduced sales by $1.5 million.

Gross profit decreased in absolute terms by $2.0 million or 6.1% to $30.8 million from $32.8 million a year ago and as a percentage of sales to 26.9% from 30.1% in the corresponding period last year. A decline in gross margins in the Central American operations was a significant factor. While sales and margins of the Company's cookie and cracker business were up over the prior year, sales of fruit and nectar juice products primarily in Guatemala were down significantly and the resulting gross profit for all Central American operations was below last year by $0.5 million or 9.2%.Gross profit declined in the nectar and juice business due to competitive pressure which prohibited recovery of increased costs through price increases. In the domestic sector gross profit declined by $1.5 million or 5.9% to $23.8 million from $25.3 million in the same period last year. Gross profit declined despite increased sales volume due to rising raw material costs. In Europe gross profit was essentially even with the prior year and decreased slightly as a percent of sales to 7.4% from 7.6%.

Operating income increased $1.7 million or 33.0% to $6.9 million from $5.2 million in the same period last year. As a percentage of sales, operating income increased to 6.0% from 4.8% in the prior period. The increase in operating income was principally due to the increase of $2.5 million in the domestic rice business. While the gross profit in the domestic business was $1.5

                                       6

million below the prior year, operating income of $4.9 million was more than double the $2.3 million reported last year. As a percentage of sales, operating income for the domestic business increased to 7.2% from 3.8% The increase in operating income resulted from a significant reduction in advertising, selling and warehousing expenses. Total spending in this category for the domestic business was $15.6 million which was $3.8 million less than last year primarily in the areas of media advertising and consumer and trade promotions.Total spending on media advertising and promotions for the domestic rice business was $3.6 million less in the current year. As a percentage of sales total spending for advertising, selling and warehousing was reduced to 23.3% from 31.5% in the previous period in the domestic rice business. In Europe, operating income was essentially even with the prior year.

Other expenses were about even with expenses for the same period last year at $0.3 million. Gains from the sale of marketable securities were $0.3 million higher in the current year but were offset by other miscellaneous expenses which were $0.3 million higher as well. The increase in miscellaneous expenses was related primarily to exchange losses in the Central American units.

Tax expense of $1.8 million reflected no increase from the same period last year but the effective rate decreased to 27.3% from 36.8% in the same period last year. The decrease in the effective rate resulted from the favorable resolution of a state tax review and other adjustments required to reflect the expected tax rate for the full year.

Net income for the current quarter increased $1.7 million or 55.3% to $4.8 million from $3.1 million in the third quarter last year. Earnings per share were $0.30 up from $0.20 in the prior period.

          NINE MONTHS ENDED MARCH 31,1996 COMPARED TO NINE MONTHS ENDED
                                  APRIL 2, 1995

Sales increased $9.5 million or 3.0% to $329.4 million in the nine month period ended March 31, 1996 when compared to $319.9 million for the same period in the previous year. Domestic sales increased $6.4 million or 3.5% to $189.1 million while sales from international operations increased $3.1 million or 2.2% to $140.3 million. Higher volumes increased sales by $10.9 million. A combination of pricing and product sales mix improved sales an additional $5.5 million while unfavorable currency translation reduced sales by $6.9 million. In the domestic sector, sales in the retail category increased $8.7 million or 6.5% to $141.7 million. Unit volume sales of the higher-margin instant rice and prepared rice mixes increased 9.2%. Of the total $8.7 million increase in sales in the retail category, $7.1 million was due to increased volumes and a combination of product mix and higher pricing added a further $1.6 million. In the non-retail category that includes the lower margin regular rice sales to the foodservice, industrial and export sectors, sales delcined by $2.3 million or 4.6%. Lower volumes accounted for $1.6 million of the decline and lower pricing and product mix reduced sales further by $0.7 million. Sales by the Company's Central American operations increased $2.5 million or 4.8% to $54.5 million from $52.0 million in the same period last year. Higher volumes accounted for $3.0 million of the sales increase. Higher prices added a further $5.0 million but were offset by $5.5 million in unfavorable currency translation. In Europe, sales increased marginally by 0.7% to
                                       7

$85.8 million from $85.2million last year. Increased volumes added $2.3 million while a combination of pricing and product mix of sales reduced sales by $0.3 million. Currency translation was unfavorable by $1.4 million. In this segment, weak economic conditions and pressure from the retail trade to hold prices have been a major deterrent to sales growth.

Gross profit increased by $1.2 million or 1.3% to $92.7 million for the nine months ended March 31, 1996 from $91.5 million in the same period last year. As a percentage of sales, gross profit declined slightly to 28.1% from 28.6% last year. All of the increase in gross profit is attributable to the domestic rice business where gross profit increased by $1.6 million , or 2.3% to $71.0 million. Gross profit in Central America decreased by $0.3 million or 1.9% as a result of the decline in gross profits on the Company's sales of fruit and nectar juice products primarily in Guatemala due to intense competition from local and Mexican products. This competitive activity prevented the Company from increasing prices to offset increased costs. Gross profits from the sale of the Company's cookie and cracker products increased over the prior year by $0.7 million. In Europe, gross profits were even with last year which is directly related to the small increase recorded in sales. The decline in the relative percentage is due to the decline in gross profits in the Central American operations.

Operating income increased significantly by 31.0% to $19.0 million from $14.5 million in the same period last year. As a percentage of sales, operating income increased to 5.8% from 4.5%. All of the increase can be attributed to the domestic rice business where operating income increased 88.9% to $11.9 million from $6.3 million. In Central America operating income declined $1.1 million due to the reduction in gross margins on the Company's fruit and nectar juice business. In Europe, operating income was essentially even with the prior year. The large increase in operating income in the domestic rice business was related to the increase in sales, gross profit and a significant reduction in advertising and promotional spending. Advertising, selling and warehousing expenses for the domestic rice business decreased $3.3 million or 6.4% to $48.5 million from $51.8 million last year. The reduction in promotional activity was in effect an increase in net pricing to the trade in response to rising costs. Domestic administrative and general expenses were also lower than last year by $0.6 million which had a favorable impact on operating income.

Other income increased $0.2 million to $0.5 million in the current period from $0.3 million in the same period last year. Gains from the sale of marketable securities was $0.3 million higher in the current period. Net interest expense was $0.4 million lower in the current period due to lower borrowings while miscellaneous expenses,primarily rent income and translation losses were $0.5 million higher in the current period.

Tax expense increased $1.0 million to $6.2 million in the current year. The increase is related to the increase in pretax earnings. The effective rate for the current period is 31.7% compared to 35.0% in the same period last year. The reduction in the effective rate is the result of the successful resolution of a state tax review and other adjustments required to reflect the expected rate for the current year.

Net income for the nine month period was $13.1 million up 39.1% compared to $9.4 million for the same period in the prior year. Earnings per share were $0.83 versus $0.61 last year.
                                       8

LIQUIDITY AND FINANCIAL POSITION

Cash provided by operating activities totaled $3.4 million for the nine months ended March 31, 1996 compared to cash provided by operating activities of $13.7 million last year. The decrease in cash provided by operations was for the most part related to increased working capital needs.

Cash used in investing activities decreased to $2.8 million from $6.6 million in the same period last year. Additions to property, plant and equipment totaled $6.6 million which was $0.1 million less than last year. Amounts due from affiliates decreased by $1.2 million and the proceeds from the sale of marketable securities increased by $2.7 million to $3.6 million.

Cash provided by financing activities increased to $0.1 million the for nine months ended March 31, 1996. In the comparable period last year, $13.1 million was used in financing activities primarily to repay debt. In the current period, proceeds from the net increase in short and long-term debt totaled $4.6 million. The increase in debt was related to the Company's increased working capital needs. In the prior year, cash was used to reduce short and long-term debt by $11.5 million. Dividend payments in the period ending March 31, 1996 were $4.1 million up from $2.6 million paid in the same period last year.

During the third quarter the Company purchased 28,000 shares of the Company's common stock pursuant to a stock repurchase plan announced in August 1995. The cost of the shares repurchased was $0.4 million.

The Company's financial position remains strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide sufficient capital resources and liquidity to meet its needs.

                                       9

                           PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibit 15, Letter from Arthur Andersen LLP dated April 22, 1996, regarding unaudited financial statements.

               (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                       10

                                    SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 RIVIANA FOODS INC.


Dated:  May 3, 1996              By: /s/ E. WAYNE RAY, JR.
                                         E. Wayne Ray, Jr.
                                         Vice President, Chief Financial Officer
                                          and Chief Accounting Officer

                                       11

                                  EXHIBIT INDEX

                                                                     Sequential
No.                       Description                                Page Number
- ---                       -----------                                -----------
15      Letter from Arthur Andersen LLP dated April 22, 1996,
        regarding unaudited financial statements ......................  13