Form 10-K
period 1996-06-30
RIVIANA FOODS INC /DE/
filed 1996-09-27
CIK 934650

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended June 30, 1996
                                              or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
        _________________

                Commission File Number 0-25294 RIVIANA FOODS INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                        76-0177572
(State of Incorporation)                    (I.R.S. Employer Identification No.)

         2777 ALLEN PARKWAY
             HOUSTON, TX                                77019-2141
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (713) 529-3251

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (Title of Class )

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [ X ]     No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        As of September 17, 1996 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $98,557,000 .

        The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at September 17, 1996 was 15,867,090.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996 (the "1996 Annual Report") are incorporated by reference into Part I, Item 1; Part II, Items 5, 7 and 8; and Part IV, Item 14.

        Portions of Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held October 23, 1996 (the "Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS.

        Riviana Foods Inc. ("Riviana", the "Company", or the "Registrant") was incorporated on January 31, 1986. The Company's predecessors date back to 1911 when Frank A. Godchaux began the amalgamation of 25 rice mills in southwest Louisiana.

        Riviana processes, markets and distributes rice products in the United States, cookies, crackers, fruit juices, nectars and drinks, and processed fruits and vegetables in Central America, and rice and other food products in Europe. For fiscal 1996, the Company's domestic operations accounted for approximately 58% and 76% of net sales and operating income before general corporate expenses, respectively, and international operations accounted for approximately 42% and 24% of net sales and operating income before general corporate expenses, respectively. Financial segment information by geographic area for the most recent three fiscal years is set forth on page 30, Note 13, "Segment information," of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996 (the "Annual Report"). Such information is incorporated herein by reference.

        Riviana's domestic operations consist of sales of retail branded and private-label rice products, sales of rice products to retail food service chains, sales of rice and rice by-products to major food processors and other industrial users and exports of branded and value-added bulk rice products to Puerto Rico and a number of international markets. Sales of retail branded and private-label rice products represent the most significant component of the Company's domestic operations, accounting for approximately 43% of the Company's total net sales during fiscal 1996.

        By volume, Riviana is the largest seller of retail branded and private-label rice products in the United States, offering a variety of products in each of the retail rice industry's four categories: dried rice (milled white and parboiled rice), instant rice (rice that cooks in 10 minutes or less), prepared rice (specialty mixes) and brown rice.

        The Company's domestic sales by hundredweight ("cwt") of retail rice products have grown at a compound annual rate of 5% from fiscal 1992 to 1996. The Company believes its consistent growth has resulted from its longstanding national presence and reputation for quality, and its ability to develop and market easy-to-prepare, value-added instant and specialty mix products. Sales of instant and specialty mixes have enjoyed particularly strong growth, increasing at a compound annual rate of 11% from fiscal 1992 to 1996. The Company believes its strong growth in the instant and specialty categories stems in part from a shift in consumer preferences toward more healthful, flavorful, easy-to-prepare food products.

        The Company markets its branded products under a number of nationally recognized brand names including:

               MAHATMA(R) - the volume leader of packaged long grain rice sold in the retail grocery trade. SUCCESS(R) - the leading brand of instant boil-in-bag rice and the second leading brand of instant rice in the U.S. CAROLINA(R) - the second leading brand of packaged long grain rice in the northeastern U.S. WATERMAID(R) - the leading brand of medium grain rice in the southeastern U.S. RIVER(R) - the second leading brand of packaged medium grain rice in the northeastern U.S.


        Riviana also markets a variety of easy-to-prepare, flavored rice mixes under the Mahatma(R) and Success(R) brand names, including Mahatma(R) brand Yellow Rice, Red Beans & Rice and Black Beans & Rice, and Success(R) brand Brown & Wild Rice and Broccoli & Cheese Rice.

        In addition to its branded products, the Company supplies a full range of private-label rice products--dried rice, instant rice, rice mixes and brown rice--to numerous food retailers, including 19 of the top 20 supermarket chains in the United States.

        The Company supplies parboiled and instant rice in bulk to a number of the nation's major food processors for use as an ingredient in other food products. The Company also markets a range of food service products, principally instant rice, parboiled rice, and rice mixes, to several of the top restaurant chains and food service companies in the United States, and sells bulk rice and rice by-products to industrial users.

        Riviana exports brand name and value-added bulk rice products to Puerto Rico and a number of foreign countries. The Company's Puerto Rican brands, El Mago(R), Sello Rojo(R) and Mahatma(R), represent approximately 20% of the total Puerto Rican retail rice market, where per capita rice consumption is approximately five times the United States level. The Company also exports brand-name and private-label rice products to Canada, Mexico and countries in the Caribbean, Europe, Africa and the Middle East.

        The Company's Costa Rican subsidiary, Pozuelo, S.A. ("Pozuelo"), is one of the largest manufacturers of cookies and crackers in Central America. Costa Rica is Pozuelo's largest market, followed by Guatemala and El Salvador. The Company has committed significant resources to Pozuelo in the past five years to modernize its facilities and convert it into a modern, efficient baking operation. Pozuelo's principal brands are Riviana Pozuelo(R) soda crackers and saltines, Bokitas(R) oil sprayed crackers, Familia(R) assortments of sweet biscuits, and Chiky(R), which is a chocolate- enrobed sweet biscuit. Its newest product, a vanilla flavored cookie, is marketed under the Tipo(R) brand. Many of these products are market leaders in Central America. Pozuelo's sales, expressed in dollars, have grown at a compound annual rate of 10.5% for the past five fiscal years.

        The Company's Guatemalan subsidiary, Alimentos Kern de Guatemala, S.A. ("Kern"), is one of the largest fruit and vegetable processing operations in Central America. Kern produces a wide variety of products, including fruit juices and nectars, fruit drinks, tomato products (sauces, ketchup and paste), canned vegetables and refried beans. Kern's products are sold principally in Central America with its largest markets being Guatemala, Costa Rica and El Salvador. Exports, including refried beans exported to the United States, represent a growing part of Kern's business. Many of Kern's primary brand name products are market leaders in Central America in their respective categories. Kern's sales, expressed in dollars, have grown at a compound annual rate of 10.1% for the past five fiscal years.

        The Company's subsidiaries in Central America accounted for approximately 16% of net sales and 19% of operating income before general corporate expenses in fiscal 1996.

        The Company's Belgian subsidiary, N & C Boost N.V. ("N&C"), competes in the continental European rice market through its management of Boost Distribution C.V. ("Boost"). Boost is accounted for as an unconsolidated affiliate and is jointly owned by N&C and Arrocerias Herba, S.A., a major European rice miller and marketer. Boost buys parboiled and regular brown rice in bulk, which it then mills, packages and markets under its own and private-label brand names and in bulk. Boost markets its own brand name, Bosto(R), which is the leading brand of consumer packaged rice in Belgium. Boost's Boss(R) brand canned cream rice is the leading canned creamed rice in Belgium. Boost also distributes bulk and private-label packaged rice to major retailers in Europe. The Boost joint ownership agreement provides that after January 1, 1997, each party has certain rights to buy the other's interest or require the other to buy its interest. N&C also owns a one-third interest in Herto N.V., a major European rice cake manufacturer.

        Stevens & Brotherton Ltd. ("S&B"), the Company's United Kingdom subsidiary, is a distribution company that distributes a variety of brand name and private-label products including packaged rice, dried fruits and nuts, and canned fruits, vegetables, meats and fish to retail, wholesale, food service and industrial customers in the United Kingdom. The products distributed by S&B are all produced by other manufacturers and generate a lower gross profit margin than other Riviana operations.

        The Company's European operations accounted for approximately 26% of net sales and 5% of operating income before general corporate expenses in fiscal 1996.

        Financial segment information by geographic area for the most recent three fiscal years is set forth on page 30, Note 13, "Segment information", of the Annual Report and is incorporated herein by reference.

        The Company is exposed to certain political, economic and other risks inherent in doing business abroad, including exposure to currency exchange rate fluctuations, currency exchange restrictions, potentially unfavorable changes in tax or other laws, partial or total expropriation, and the risks of war, terrorism and other civil disturbances. Additional information related to this matter is set forth on page 13 of Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "General" in the Annual Report and is incorporated herein by reference. The Company's strategies for minimizing the effect of currency rate fluctuations are to borrow in local currencies, denominate accounts receivable in local currencies and hedge certain short-term foreign product procurement commitments with specific currency exchange contracts. Currency rate fluctuations have not materially impacted the historical results of operations. The functional currencies of the Company's foreign subsidiaries are as follows: United Kingdom--pound sterling, Belgium--Belgian franc, Costa Rica--colon, and Guatemala--quetzal.

        The Company has a large customer base that includes retail supermarket chains, wholesalers, industrial ingredient users, restaurant chains, breweries and other food processors. No customer, domestic or international, accounted for more than 5% of the Company's consolidated revenues in fiscal 1996.

        In the United States, the Company supports its branded business primarily with regional media advertising and trade and consumer promotions, including significant coupon and product tie-in programs. These programs are coordinated by Company marketing and sales departments through nine regional managers and a national network of food brokers.

        The Company's sales of retail rice products are executed on a purchase order basis, although the Company does have a limited number of short-term (one year or less) contracts under which it supplies rice products to industrial customers. The Company's sales of retail rice products are conducted through independent food brokers, who are coordinated by the Company's regional sales managers. Products are distributed through a nationwide network of Company and public warehouses.

        The Company buys rough rice from a variety of farm sources, primarily in Arkansas and Louisiana. No single source accounts for more than 11% of rough rice purchases. In addition to milling rice in its own facilities, the Company purchases significant amounts of rice milled to the Company's specifications from a number of the leading rice milling companies in the United States. In fiscal 1996, the Company purchased approximately 85% of its milled rice from three suppliers. The Company believes adequate alternative sources of supply are readily available.

        The Company's competitive position depends largely on continued consumer brand loyalty and its ability to introduce and gain customer acceptance for new products. The Company competes with three major industry leaders and with several regional competitors on the basis of price, quality, brand name recognition, availability of products, and product innovation.

        Mars, Inc., through its subsidiary Uncle Ben's, Inc., is the largest seller of branded rice in the industry measured in dollars. The Company is the industry leader in sales of branded rice measured by volume. Kraft General Foods, a subsidiary of Philip Morris Companies, Inc., produces the leading brand of instant rice (Minute), and The Quaker Oats Company produces the leading brand of rice mixes (Rice-A-Roni).

        The Company's Central American subsidiaries have local competitors, some of which are affiliated with multinational companies. New competition has come from an influx of international brands imported from the United States, Mexico and South America attributable largely to declining import duties in Central America.

        In Belgium, Boost competes with branded products from Master Foods (a subsidiary of Mars, Inc.) as well as branded products packaged by other European millers and processors. In the United Kingdom, S&B competes with European rice millers, including mills in the United Kingdom, from which it also purchases rice, for its share of the rice market. In the private-label market for products other than rice, S&B competes with importers representing world-wide manufacturing operations that process fruits, vegetables and other food products.

        Although the Company is not involved in rice farming, certain government regulations affecting United States rice farmers have an impact on the Company's cost of raw materials. Substantially all rice grown in the United States is influenced by government programs.

        In April 1996, the Federal Agriculture Improvement and Reform Act ("1996 Farm Bill") was enacted to replace the 1990 predecessor, the Food, Agriculture, Conservation and Trade Act of 1990 ("1990 Farm Bill"). The 1996 Farm Bill provides marketing loans and agricultural marketing transition payments (as defined) to qualifying farmers for seven years beginning with the 1996 crop. The agricultural market transition payments range on a declining scale from $2.75 per cwt for the 1996 crop to $2.03 per cwt in 2002 and replace similar payments of the 1990 Farm Bill. Unlike the payments under the 1990 Farm Bill, the agricultural market transition payments are fixed without reference to price levels. Other important provisions of the 1996 Farm Bill include the elimination of acreage reduction incentives and increased flexibility of farmers to plant different crops other than rice as market conditions warrant. The changes introduced by the 1996 Farm Bill may have a significant impact on the supply and price level of rice grown in the United States.

        The Company is subject to various federal, state and local environmental laws and regulations concerning air quality, water quality, and the generation, use and disposal of materials relating to plant operations and to the processing of rice. The Company procures and maintains the necessary environmental permits and licenses in order to operate its facilities and considers itself to be in compliance in all material respects with those environmental laws and regulations currently applicable to its business and operations. Such compliance has not materially affected the Company's business, financial condition or results of operations.

        The manufacture and marketing of the Company's products are subject to regulation in the United States by federal regulatory agencies, including the Environmental Protection Agency, the Occupational Safety and Health Administration, the Food and Drug Administration ("FDA"), and by various state and local authorities. The FDA also regulates the labeling of the Company's products. The Company's operations outside the United States are subject to similar regulation in a number of countries. Compliance with existing requirements of such governmental bodies has not materially affected the Company's capital expenditures, earnings or competitive position.

        The Company's brands are protected by numerous trademark registrations in the United States and foreign jurisdictions. The Company believes that its registered trademarks have significant value, and are adequate to protect the brand names significant to its business.

        As of August 31, 1996, the Company employed approximately 2,426 employees, 25% of whom were covered by collective bargaining agreements. In Houston, Texas, the Company is a party to collective bargaining agreements with General Drivers, Warehousemen and Helpers Teamsters Local Union No. 968, covering a total of 219 employees. In Memphis, Tennessee, the Company is a party to a collective bargaining agreement with Teamsters Local Union No. 1196 covering 107 employees. In Guatemala, Kern is a party to a collective bargaining agreement with a local union covering 282 employees. The Company believes its labor relations are good.

ITEM 2.  PROPERTIES.

        The following table lists the Company's principal properties, all of which are owned unless otherwise indicated.

 Location                       Nature of Facility                Square Footage
 --------                       ------------------                --------------
Houston, Texas               Processing, packaging, technical         170,600
                                  center, warehouse
Houston, Texas(1)            Corporate headquarters                    52,100
Abbeville, Louisiana         Processing, packaging, warehouse         137,200
Memphis, Tennessee           Packaging, warehouse                      99,700
Carlisle, Arkansas           Processing                                47,500
Edison, New Jersey(1)        Warehouse                                 94,500
Orpington, England(1)        Trading office                            11,100
Bristol, England(2)          Distribution                             210,000
San Jose, Costa Rica         Production, packaging, warehouse         257,000
Guatemala City, Guatemala    Production, packaging, warehouse         267,000

- ---------------

(1)     Leased facility.
(2)     Contracted space and services.

        In addition to the properties listed in the table, the Company owns six drying and storage facilities strategically located in the rice growing region of the southeastern United States, and leases warehouse facilities in Houston and Memphis.

ITEM 3.  LEGAL PROCEEDINGS.

        The Company is from time to time subject to claims and suits arising in the ordinary course of business. The Company is not currently a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of the fiscal year ended June 30, 1996, no matter was submitted to a vote of the stockholders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Information relating to the Company's common stock is set forth on pages 28 through 29 in Note 11, "Capital stock", and on page 31 in Note 14, "Selected quarterly financial data (unaudited)", of the Annual Report and is incorporated herein by reference.

        On August 16, 1996, the Board of Directors declared a quarterly cash dividend of $.0900 per common share payable October 24, 1996 to stockholders of record on September 10, 1996.

        The Company has a continuing stock repurchase program which it announced on August 21, 1995. The program authorizes the repurchase of up to 500,000 shares of the Company's common stock from time to time. The Company has repurchased 64,000 shares as of September 24, 1996. The Company expects to finance any future repurchases from working capital, unused short-term credit lines and cash flow from operations.

ITEM 6. SELECTED FINANCIAL DATA.

        The following table represents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1992 through 1996. All amounts are in thousands except per share data.

                                                1996       1995       1994        1993       1992
                                             -----------------------------------------------------
INCOME STATEMENT DATA:
        Net sales .........................   $440,492   $427,229   $419,143   $378,730   $340,002
        Income before extraordinary item ..     18,342     14,931     17,480     13,176     11,034
        Net income ........................     18,342     14,931     16,443     13,176     11,034
        Earnings per share:
           Income before extraordinary item       1.16       0.96       1.14       0.86       0.72
           Net income .....................       1.16       0.96       1.07       0.86       0.72

BALANCE SHEET DATA (AT END OF YEAR):
        Total assets ......................   $182,504   $175,683   $175,635   $162,886   $167,734
        Short-term debt and Current
           maturities of long-term debt ...     13,031     13,276     31,597     19,023     24,957
        Long-term debt, net of current
           maturities .....................      3,644      2,372      2,432     25,592     27,775
        Total debt ........................     16,675     15,648     34,029     44,615     52,732
        Stockholders' equity ..............    116,506    106,795     90,654     74,449     68,063
        Dividends paid per share ..........     0.3466     0.2499     0.2000     0.1830     0.1670

        The above information is presented using the FIFO (first-in, first-out) method to determine the cost of domestic rice inventories. Subsequent to fiscal 1995 year end, the Company changed its accounting method from LIFO (last-in, first-out) to FIFO. The above information has been restated to reflect the restatement of the consolidated financial statements for the change in method of accounting for domestic rice inventories.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This information is set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section on pages 13 through 16 of the Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Consolidated Balance Sheets of the Company and its subsidiaries as of June 30, 1996 and July 2, 1995 and the related Consolidated Statements of Income, Capital Accounts and Retained Earnings, Other Equity Accounts and Cash Flows for the fiscal years ended June 30, 1996, July 2, 1995 and July 3, 1994, together with the related Notes to Consolidated Financial Statements, included in the Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There is nothing to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information relating to the Directors of the Company is set forth under the captions "General" and "The Company recommends Voting "FOR" the nominees" on pages 4 through 5 in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

        Information relating to executive compensation is set forth under the captions "Compensation Tables" and "Retirement Plan" on pages 9 through 11 in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Common Stock Outstanding and Principal Holders Thereof" on pages 1 through 3 in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information relating to certain relationships with a beneficial stockholder and certain related transactions is set forth under the captions "Compensation and Stock Option Committee Interlock and Insider Participation" and "Certain Transactions" on pages 8 through 9 in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) The following financial statements and report included in the Annual Report and are incorporated herein by reference.

                                                                                      Page No.
                                                                                       in the
                                                                                    Annual Report
                                                                                    -------------
Consolidated Balance Sheets as of June 30, 1996, and July 2, 1995  ...................   17
Consolidated Statements of Income for the fiscal years ended
     June 30, 1996, July 2, 1995, and July 3, 1994  ..................................   18
Consolidated Statements of Capital Accounts and Retained Earnings for the fiscal years
     ended June 30, 1996, July 2, 1995, and  July 3, 1994 ............................   19
Consolidated Statements of Other Equity Accounts for the fiscal years ended
     June 30, 1996, July 2, 1995, and July 3, 1994 ...................................   19
Consolidated Statements of Cash Flows for the fiscal years ended
     June 30, 1996, July 2, 1995, and July 3, 1994 ...................................   20
Notes to Consolidated Financial Statements ...........................................   21
Report of Independent Public Accountants .............................................   32

      (2) The following report and schedule are filed herewith as a part hereof:

               Independent Accountants' Report of Arthur Andersen LLP dated August 12, 1996, on the Company's consolidated financial statement schedule filed as a part hereof for the fiscal years ended June 30, 1996, July 2, 1995, and July 3, 1994

               Schedule II (Valuation and Qualifying Accounts - Allowance for Doubtful Accounts) for the fiscal years ended June 30, 1996, July 2, 1995 and July 3, 1994

        All other schedules are omitted because they are not applicable or the required information is included herein or is shown in the consolidated financial statements or notes thereto incorporated herein by reference.

     (3)Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

        3(i) The Company's Restated Certificate of Incorporation dated December 28, 1994 is incorporated herein by reference to Exhibit
                3.01 to the Company's Registration Statement on Form S-1, NO. 33-87838 under the Securities Act of 1933, as amended (the "Registration Statement")

        3(ii) The Company's By-laws, as amended effective May 17, 1995, is incorporated herein by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995

        *10(i) Consulting Agreement between Riviana Foods Inc. and Frank A. Godchaux III dated January 1, 1996

        *10(ii) Consulting Agreement between Riviana Foods Inc. and Charles R.
                Godchaux dated July 1, 1994 is incorporated herein by reference to Exhibit 10.02 to the Registration Statement

        *10(iii)Benefit Restoration Plan is incorporated herein by reference to
                Exhibit 10.03 to the Registration Statement

        *10(iv) Management Security Agreement between the Registrant and Joseph
                A. Hafner, Jr. dated July 17, 1989 is incorporated herein by reference to Exhibit 10.04 to the Registration Statement

        10(v) Shareholders Agreement between Sun-Land Products of California and Stevens & Brotherton Ltd. dated March 24, 1994 is incorporated herein by reference to Exhibit 10.05 to the Registration Statement

        10(vi) Shareholder Agreement among N&C Boost N.V., Arrocerias Herba,
               S.A. and Ricegrowers' CoOperative Limited dated January 29, 1992 is incorporated herein by reference to Exhibit 10.06 to the Registration Statement

        10(vii)Stock Purchase Agreement by and among N&C Boost N.V., Riceherba
               International Inc. and Ricegrowers' Co-Operative Limited dated as of January 29, 1992 is incorporated herein by reference to
               Exhibit 10.07 to the Registration Statement

        10(viii) Shareholder Agreement among N&C Boost N.V., Arrocerias Herba,
                S.A. and Herto B.V.B.A. dated January 1, 1991, as amended, is incorporated herein by reference to Exhibit 10.08 to the Registration Statement

        10(ix) Agreement of Partnership between Riviana Foods Inc. and Kennedy Rice Dryers, Inc. dated February 12, 1990 is incorporated herein by reference to Exhibit 10.09 to the Registration Statement

        10(x) Partnership Agreement between Riviana Foods Inc. and Riceland Foods Inc. dated March 22, 1989 is incorporated herein by reference to Exhibit 10.10 to the Registration Statement

        *10(xi) 1994 Stock Option Plan is incorporated herein by reference to
                Exhibit 10.11 to the Registration Statement

        *10(xii)Amendment and Restatement of Executive Officer's Stock Purchase
                Agreement between Riviana Foods Inc. and W. David Hanks dated December 15, 1994 is incorporated herein by reference to Exhibit
                10.12 to the Registration Statement

        *10(xiii) Amendment and Restatement of Executive Officer's Stock
                Purchase Agreement between Riviana Foods Inc. and Jack M. Nolingberg dated December 15, 1994 is incorporated herein by reference to Exhibit 10.13 to the Registration Statement

        *10(xiv)Amendment and Restatement of Executive Officer's Stock Purchase
                Agreement between Riviana Foods Inc. and Robert D. Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration Statement

        *10(xv) Director's Stock Purchase Agreement between Riviana Foods Inc.
                and W. Elton Kennedy dated March 27, 1986 is incorporated herein by reference to Exhibit 10.15 to the Registration Statement

        *10(xvi)Amended and Restated 1995 Non-Employee Director Stock Option
                Plan dated May 17, 1996

        13. Pages 13 through 32 of Riviana Foods Inc. Annual Report to Stockholders for the fiscal year ended June 30, 1996, portions of which are incorporated by reference. Those portions of the Annual Report to Stockholders that are not incorporated herein by reference shall not be deemed to be filed as part of this Report.

        21. A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration Statement

        23.     The following Exhibit is filed by incorporation by reference to
                Item 14(a)(2) of this Report: (a) Consents of Arthur Andersen
                LLP

        24.     Powers of Attorney of the Company's directors

(b)     None

- ----------------------

* A management contract, compensatory plan or arrangement

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 1996.


                                       RIVIANA FOODS INC.
                                          (Registrant)

                                       By /s/ JOSEPH A. HAFNER, JR.
                                              JOSEPH A. HAFNER, JR.
                                             CHIEF EXECUTIVE OFFICER

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on September 25, 1996.

           Signature               Capacity

/s/ JOSEPH A. HAFNER, JR. Chief Executive Officer, President and Director
    JOSEPH A. HAFNER JR.  (Principal Executive Officer)

/s/ W. DAVID HANKS        Executive Vice President and Director
    W. DAVID HANKS

/s/ E. WAYNE RAY, JR.     Vice President, Chief Financial Officer, Treasurer and
    E. WAYNE RAY, JR.     Director (Principal Financial and Accounting Officer)

*Frank A. Godchaux III       Chairman of the Board
*Charles R. Godchaux         Vice Chairman of the Board
*Leslie K. Godchaux          Director
*Theresa G. Payne            Director
*W. Elton Kennedy            Director
*E. James Lowrey             Director
*Patrick W. Rose             Director
*Thomas B. Walker, Jr.       Director

*By /s/ ELIZABETH B. WOODARD
        ELIZABETH B. WOODARD
(AS ATTORNEY-IN-FACT FOR EACH OF THE PERSONS INDICATED)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Riviana Foods Inc.:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Riviana Foods Inc.'s Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 12, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Financial statement Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

Houston, Texas
August 12, 1996

                         CONSENT OF ARTHUR ANDERSEN LLP

        As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated August 12, 1996 included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996. It should be noted that we have not audited any consolidated financial statements of the Company subsequent to June 30, 1996 or performed any audit procedures subsequent to the date of our report.

                               ARTHUR ANDERSEN LLP

Houston, Texas
September 24, 1996

                         CONSENT OF ARTHUR ANDERSEN LLP

        As independent public accountants, we hereby consent to the incorporation of our reports included in or incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement File No. 33302484.

                               ARTHUR ANDERSEN LLP

Houston, Texas
September 24, 1996

                                                                     SCHEDULE II

                       RIVIANA FOODS INC. AND SUBSIDIARIES

       VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (THOUSANDS OF DOLLARS)

                                  Additions
                            -----------------------
                                   Charged
                                  (credited)
                                   to other
                       CHARGED    accounts -   Deductions -   Balance
        Balance at    (CREDITED)   foreign      write-offs,     at
        beginning     TO COSTS     currency       net of        end
Period  of period   and expenses  translation   recoveries    of period
- ------  ---------   ------------  -----------  ------------   ---------
1994      $479          $256          $3          ($67)        $671

1995       671           (53)                     (115)         503

1996       503            (9)         (6)          (69)         419