Form 10-Q
period 1996-09-29
RIVIANA FOODS INC /DE/
filed 1996-11-06
CIK 934650

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1996

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

                            Yes [X]           No [ ]

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at October 30, 1996 was 15,817,690.

================================================================================

                               RIVIANA FOODS INC.
             FORM 10-Q FOR THE THREE MONTHS ENDED SEPTEMBER 29, 1996

                                      INDEX
                                                                            Page
                                                                            ----
Part I -- Financial Information

     Item 1 -- Financial Statements

               Consolidated Balance Sheets at September 29, 1996
                  and June 30, 1996 ......................................... 1

               Consolidated Statements of Income for the Three Months
                  Ended September 29, 1996 and October 1, 1995 .............. 2

               Consolidated Statements of Cash Flows for
                  the Three Months Ended September 29, 1996
                  and October 1, 1995 ....................................... 3

               Notes to Consolidated Financial Statements.................... 4

     Item 2 -- Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ............. 5

Part II -- Other Information

     Item 6 -- Exhibits and Reports on Form 8-K ............................. 7

Signature ................................................................... 8

Exhibit Index ............................................................... 9

Part I -- Financial Information
  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In Thousands of Dollars, Except Per Share Amounts)

                                                     September 29,  June 30,
                                                          1996        1996
                                                       ---------    ---------
                                                      (Unaudited)   (Audited)
             ASSETS
CURRENT ASSETS:
  Cash .............................................   $   1,536    $   7,086
  Cash equivalents .................................       1,260          304
  Marketable securities ............................       8,152        8,244
  Accounts receivable, less allowance for
    doubtful accounts of $459 and $419 .............      40,338       42,109
  Inventories ......................................      56,256       52,884
  Prepaid expenses .................................       2,946        1,987
                                                       ---------    ---------
          Total current assets .....................     110,488      112,614

PROPERTY, PLANT AND EQUIPMENT:
  Land .............................................       3,549        3,466
  Buildings ........................................      20,240       20,334
  Machinery and equipment ..........................      66,197       62,468
                                                       ---------    ---------
      Property, plant and equipment - gross ........      89,986       86,268
  Less - Accumulated depreciation ..................     (35,018)     (33,921)
                                                       ---------    ---------
      Property, plant and equipment - net ..........      54,968       52,347

DUE FROM AFFILIATES ................................         569           55
INVESTMENTS IN UNCONSOLIDATED AFFILIATES ...........      12,344       12,176
OTHER ASSETS .......................................       4,831        5,312
                                                       ---------    ---------
              Total assets .........................   $ 183,200    $ 182,504
                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ..................................   $   4,061    $  10,770
  Current maturities of long-term debt .............       1,776        2,261
  Accounts payable .................................      29,512       22,204
  Accrued liabilities ..............................      11,072       12,418
  Income taxes payable .............................       4,770        3,968
                                                       ---------    ---------
      Total current liabilities ....................      51,191       51,621

LONG-TERM DEBT, net of current maturities ..........       3,374        3,644
DEFERRED INCOME TAXES ..............................       6,308        6,348
OTHER NONCURRENT LIABILITIES .......................       2,938        2,970
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS .................................       1,823        1,415

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares
    authorized, none issued
  Common stock, $1 par, 24,000 shares authorized,
    15,883 issued ..................................      15,883       15,883
  Paid-in capital ..................................       6,067        6,067
  Retained earnings ................................      97,849       96,036
  Unrealized gains on marketable securities,
    net of taxes ...................................       2,287        2,364
  Cumulative foreign currency
    tanslation adjustment ..........................      (3,763)      (3,636)
  Treasury stock, at cost, 50
    and 16 shares ..................................        (757)        (208)
                                                       ---------    ---------
          Total stockholders' equity ...............     117,566      116,506
                                                       ---------    ---------
          Total liabilities and stockholders' equity   $ 183,200    $ 182,504
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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars, Except Per Share Amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                     September 29,    October 1,
                                                         1996            1995
                                                      ---------       ---------
NET SALES ......................................      $ 105,005       $ 101,856

COST OF SALES ..................................         78,441          73,860
                                                      ---------       ---------
    Gross profit ...............................         26,564          27,996
                                                      ---------       ---------
COSTS AND EXPENSES:
  Advertising, selling and warehousing .........         16,651          19,027
  Administrative and general ...................          4,782           4,700
                                                      ---------       ---------
    Total costs and expenses ...................         21,433          23,727
                                                      ---------       ---------
    Income from operations .....................          5,131           4,269

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ........            359             438
  Interest income ..............................             97             128
  Interest expense .............................           (560)           (624)
  Equity in earnings of unconsolidated
    affiliates .................................            230             195
  Other income (expense) .......................           (261)            233
                                                      ---------       ---------
    Total other income (expense) ...............           (135)            370
                                                      ---------       ---------
    Income before income taxes and
       minority interest .......................          4,996           4,639

INCOME TAX EXPENSE .............................          1,686           1,574

MINORITY INTEREST IN EARNINGS OF
    CONSOLIDATED SUBSIDIARY ....................             70              50
                                                      ---------       ---------
    Net income .................................      $   3,240       $   3,015
                                                      =========       =========
    Earnings per share .........................      $    0.20       $    0.19
                                                      =========       =========
    Weighted average common shares
       outstanding .............................         15,856          15,883
                                                      =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                         -----------------------
                                                      September 29,   October 1,
                                                          1996           1995
                                                      -------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................... $ 3,240        $ 3,015
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization ..................   1,298          1,512
        Deferred income taxes ..........................       0            565
        Gain on disposition of assets ..................    (270)          (444)
        Equity in earnings of unconsolidated
          affiliates ...................................    (230)          (195)
        Change in assets and liabilities:
            Accounts receivable, net ...................   1,797         (1,320)
            Inventories ................................  (3,252)        (6,647)
            Prepaid expenses ...........................    (957)          (936)
            Other assets ...............................     295            238
            Accounts payable and accrued liabilities ...   5,900          1,316
            Income taxes payable .......................     807            521
            Other noncurrent liabilities ...............     (41)           (70)
            Minority interest ..........................     427             50
                                                         -------        -------
              Net cash provided by (used in)
                operating activities ...................   9,014         (2,395)
                                                         -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ..........  (3,945)        (1,912)
   Proceeds from disposals of property,
     plant and equipment ...............................      15             38
   Proceeds from sale of marketable securities .........     390            670
   Collection of notes receivable ......................      13              0
   Due from (to) affiliates ............................    (527)           754
   Increase in marketable securities ...................     (25)           (34)
                                                         -------        -------
              Net cash used in investing
                activities .............................  (4,079)          (484)
                                                         -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term debt .........................  (6,757)           (35)
   Additions to long-term debt .........................     157          1,955
   Repayments of long-term debt ........................    (945)          (710)
   Dividends paid ......................................  (1,428)        (1,323)
   Repurchases of common stock .........................    (570)             0
   Exercises of common stock options ...................      19              0
                                                         -------        -------
              Net cash used in financing
                activities .............................  (9,524)          (113)
                                                         -------        -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS .................................      (5)           (80)
                                                         -------        -------
DECREASE IN CASH AND CASH EQUIVALENTS ..................  (4,594)        (3,072)
CASH AND CASH EQUIVALENTS, beginning
  of period ............................................   7,390          5,142
                                                         =======        =======
CASH AND CASH EQUIVALENTS, end of period ............... $ 2,796        $ 2,070
                                                         =======        =======
CASH PAID DURING THE PERIOD FOR:
   Interest ............................................ $   577        $   684
   Income taxes ........................................     455            555

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

1.    Basis for Preparation of the Consolidated Financial Statements

            The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the June 30, 1996, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

            The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996.

2.    Earnings per Share

            Earnings per share is computed by dividing net income by the weighted average number of common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.

3.    Inventories

            Inventories were composed of the following:

                                           SEPTEMBER 29, 1996   JUNE 30, 1996
                                           ------------------   -------------
Raw materials ...........................       $17,602            $10,697
Work in process .........................            43                 34
Finished goods ..........................        31,507             34,959
Packaging supplies ......................         7,104              7,194
                                                -------            -------
            Total .......................       $56,256            $52,884
                                                =======            =======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995

RESULTS OF OPERATIONS

        For the three months ended September 29, 1996, sales increased $3.1 million or 3.1% to $105.0 million from $101.9 million recorded for the same period last year. Volume gains accounted for $1.3 million of the consolidated increase in sales. A combination of price and product mix increased sales a further $3.7 million while unfavorable foreign currency translation reduced sales by $1.9 million. Domestic sales of $59.2 million increased $4.9 million or 9.2% from the prior year sales of $54.3 million. Within the domestic segment, the retail sector recorded a $4.7 million or 11.8% increase in sales, with all categories contributing positive dollar volume growth. The largest increase came from the value-added category where unit volumes and dollar sales increased 12.4% and 15.0%, respectively. In the non-retail sector, sales increased by $0.2 million or 1.6%. Higher sales were recorded in the foodservice ($0.2 million) and the export/commodity ($0.6 million) categories. Competitive market conditions in the industrial category restrained growth and sales within this category declined by $0.6 million or 22.1%. Sales in Central America declined $1.1 million or 6.1% to $17.1 million compared to $18.2 million in the prior year. Lower volumes were recorded in fruit and nectar juice product sales and more than offset higher volumes in the cookie and cracker product lines. In total, lower volumes reduced sales by $0.8 million. Higher prices, particularly in the cookie and cracker product lines,increased sales by $1.1 million and unfavorable currency translation reduced sales by $1.4 million. In Europe, sales declined by $0.7 million or 2.5% to $28.7 million from $29.4 million last year. Unit volumes were about even with last year, but continued pressure from the retail trade restrained prices and lower prices reduced sales by $0.4 million and unfavorable currency translation reduced sales a further $0.3 million.

        Gross profit decreased $1.4 million or 5.1% to $26.6 million from $28.0 million a year ago. Gross profit as a percentage of sales decreased to 25.3% from 27.5%. The major factor impacting the decrease in the gross profit percentage was a decline in the gross profit in the domestic rice business where the margin percentage declined to 33.4% from 38.1% last year. Margins declined as a result of increased raw material costs. Margins declined slightly in Central America and Europe as a result of higher costs.

        Operating income increased $0.8 million or 20.2% to $5.1 million from $4.3 million for the same period last year. As a percentage of sales, operating income increased to 4.9% from 4.2% in the prior year. In the domestic segment, operating income increased by $0.9 million or 45.8% to $2.8 million from $1.9 million last year. The increase in operating income was a result of lower promotional spending which more than compensated for the reduced gross profit that resulted from higher raw material costs. With raw material costs increasing, lower promotional spending was required to meet competitive pressures. In Central America, operating income was about even with the prior year and, in Europe, operating income was down slightly as a result of the decline in gross profit.

        Interest expense declined slightly from the prior year as a result of lower borrowings from both the domestic and international segments. Borrowings were reduced due to lower working capital requirements.

        Other expenses increased from the prior year by $0.5 million as the result of lower investment income ($0.1 million) due to previous sales of marketable securities. Additionally, the Company recorded a loss on the sale of excess equipment ($0.1 million), lower domestic commercial rice drying income ($0.1 million), reduced rent and royalty income ($0.1 million) and lower foreign exchange gains ($0.1 million).

        Net income for the current quarter increased $0.2 million or 7.5% to $3.2 million from $3.0 million in the same period last year. Earnings per share were $0.20 compared to $0.19.

LIQUIDITY AND FINANCIAL POSITION

        Cash provided by operating activities totaled $9.0 million for the quarter ended September 29, 1996 compared to cash used by operating activities of $2.4 million in the same period last year. The increase in cash provided by operations was primarily related to a reduction in the level of working capital employed in the business in the current year.

        Cash used for investing activities increased by $3.6 million to $4.1 million as compared to cash used for investing activities in the prior year of $0.5 million. Additions to property, plant and equipment in the current quarter totaled $3.9 million which was an increase of $2.0 million from the comparable period last year. The main increase in spending for new property, plant and equipment was for increased capacity in the domestic rice segment. There was also an increase in amounts due from affiliates of $1.3 million. This increase resulted from increased rice shipments to affiliated units. Proceeds from the sale of marketable securities were $0.3 million less than in the same quarter last year.

        Cash used for financing activities increased by $9.4 million in the quarter ended September 29, 1996 to $9.5 million. The major variance was due to the net reduction in short and long-term debt of $7.5 million in the current quarter. In the prior year, net short and long-term debt increased by $1.2 million. Funds used for dividend payments increased by $0.1 million and $0.6 million was used to repurchase common stock of the Company. During the quarter ended September 29, 1996, 36,000 shares of the Company's common stock were repurchased at a cost of $0.6 million.

        On October 23, 1996 the company's board of directors raised the quarterly dividend on the company's common stock to $0.10 per share from $0.09 per share, for an indicated annual rate of $0.40 per share.

        The company's financial position remains strong and the company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide the capital resources and liquidity to meet its needs.

                           PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibit 15, Letters from Arthur Andersen LLP dated November 5, 1996, regarding consent and unaudited financial statements.

               (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                 RIVIANA FOODS INC.


Dated:  November 5, 1996             By: /s/ E. WAYNE RAY, JR.
                                         E. Wayne Ray, Jr.
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                     Sequential
No.                       Description                                Page Number
---                       -----------                                -----------
15      Letters from Arthur Andersen LLP dated November 5, 1996,
        regarding consent and unaudited financial statements ..........  10