Form 10-Q
period 1996-12-29
RIVIANA FOODS INC /DE/
filed 1997-02-10
CIK 934650

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 29, 1996

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

               Yes [X]    No [ ]

        The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at February 3, 1997 was 15,818,090.

--------------------------------------------------------------------------------

                               RIVIANA FOODS INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 29, 1996

                                      INDEX

                                                                            PAGE
Part I -- Financial Information

        Item 1 -- Financial Statements

               Consolidated Balance Sheets at December 29,
                  1996 and June 30, 1996.......................................1

               Consolidated Statements of Income for the Three
                  Months and Six Months Ended December 29,
                  1996 and December 31, 1995...................................2

               Consolidated Statements of Cash Flows for the
                  Six Months Ended December 29, 1996 and
                  December 31, 1995............................................3

               Notes to Consolidated Financial Statements......................4

        Item 2 -- Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................5

Part II -- Other Information

        Item 6 -- Exhibits and Reports on Form 8-K.............................8

Signature......................................................................9

Exhibit Index.................................................................10

Part I -- Financial Information
  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                      December 29,    June 30,
                                                         1996           1996
                                                       ---------      ---------
                                                      (Unaudited)     (Audited)
             ASSETS
CURRENT ASSETS:
  Cash ...........................................     $   1,955      $   7,086
  Cash equivalents ...............................         1,569            304
  Marketable securities ..........................         7,809          8,244
  Accounts receivable, less alowance for
    doubtful accounts of $488 and $419 ...........        44,575         42,109
  Inventories ....................................        55,461         52,884
  Prepaid expenses ...............................         3,313          1,987
                                                       ---------      ---------
          Total current assets ...................       114,682        112,614

PROPERTY, PLANT AND EQUIPMENT:
  Land ...........................................         3,557          3,466
  Buildings ......................................        20,334         20,334
  Machinery and equipment ........................        72,164         62,468
                                                       ---------      ---------
      Property, plant and equipment - gross ......        96,055         86,268
  Less - Accumulated depreciation ................       (35,873)       (33,921)
                                                       ---------      ---------
      Property, plant and equipment - net ........        60,182         52,347

DUE FROM AFFILIATES ..............................           142             55
INVESTMENTS IN UNCONSOLIDATED AFFILIATES .........        12,526         12,176
OTHER ASSETS .....................................         4,851          5,312
                                                       ---------      ---------
              Total assets .......................     $ 192,383      $ 182,504
                                                       =========      =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ................................     $   6,533      $  10,770
  Current maturities of long-term debt ...........         1,383          2,261
  Accounts payable ...............................        29,738         22,204
  Accrued liabilities ............................        11,925         12,418
  Income taxes payable ...........................         4,658          3,968
                                                       ---------      ---------
      Total current liabilities ..................        54,237         51,621

LONG-TERM DEBT, net of current maturities ........         3,401          3,644
DEFERRED INCOME TAXES ............................         6,123          6,348
OTHER NONCURRENT LIABILITIES .....................         3,016          2,970
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ...............................         3,752          1,415

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares
    authorized, none issued
  Common stock, $1 par, 24,000 shares authorized,
    15,883 issued ................................        15,883         15,883
  Paid-in capital ................................         6,067          6,067
  Retained earnings ..............................       102,045         96,036
  Unrealized gains on marketable
    securities, net of taxes .....................         2,139          2,364
  Cumulative foreign currency
   translation adjustment ........................        (3,301)        (3,636)
  Treasury stock, at cost, 65 and 16 shares ......          (979)          (208)
                                                       ---------      ---------
          Total stockholders' equity .............       121,854        116,506
                                                       ---------      ---------
          Total liabilities and
            stockholders' equity .................     $ 192,383      $ 182,504
                                                       =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands , Except Per Share Amounts)
                                   (Unaudited)

                                                                           Three Months Ended                 Six Months Ended
                                                                       --------------------------        -------------------------
                                                                      December 29,     December 31,     December 29,    December 31,
                                                                         1996             1995             1996            1995
                                                                       ---------        ---------        ---------       ---------
NET SALES ......................................................       $ 118,791        $ 112,923        $ 223,796       $ 214,779

COST OF SALES ..................................................          85,185           79,035          163,626         152,895
                                                                       ---------        ---------        ---------       ---------
    Gross profit ...............................................          33,606           33,888           60,170          61,884
                                                                       ---------        ---------        ---------       ---------

COSTS AND EXPENSES:
  Advertising, selling and warehousing .........................          20,530           21,088           37,181          40,115
  Administrative and general ...................................           4,754            4,982            9,536           9,682
                                                                       ---------        ---------        ---------       ---------
    Total costs and expenses ...................................          25,284           26,070           46,717          49,797
                                                                       ---------        ---------        ---------       ---------
    Income from operations .....................................           8,322            7,818           13,453          12,087

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ........................             753              271            1,112             709
  Interest income ..............................................             126              120              223             248
  Interest expense .............................................            (454)            (697)          (1,014)         (1,321)
  Equity in earnings of unconsolidated affiliates ..............             386              444              616             639
  Other income (expense) .......................................            (448)             259             (709)            492
                                                                       ---------        ---------        ---------       ---------
    Total other income (expense) ...............................             363              397              228             767
                                                                       ---------        ---------        ---------       ---------
    Income before income taxes and
       minority interest .......................................           8,685            8,215           13,681          12,854

INCOME TAX EXPENSE .............................................           2,827            2,793            4,513           4,367

MINORITY INTEREST IN EARNINGS OF
    CONSOLIDATED SUBSIDIARY ....................................              80               77              150             127
                                                                       ---------        ---------        ---------       ---------
    Net income .................................................       $   5,778        $   5,345        $   9,018       $   8,360
                                                                       =========        =========        =========       =========


    Earnings per share .........................................       $    0.37        $    0.34        $    0.57       $    0.53
                                                                       =========        =========        =========       =========

    Weighted average common shares
       outstanding .............................................          15,821           15,883           15,839          15,883
                                                                       =========        =========        =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         RIVIANA FOODS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands of Dollars)
                                    (Unaudited)
                                                            Six Months Ended
                                                          ---------------------
                                                       December 29, December 31,
                                                           1996        1995
                                                         --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................     $  9,018    $  8,360
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization ...............        2,279       2,731
       Deferred income taxes .......................         (117)      2,213
       Gain on disposition of assets ...............       (1,016)       (714)
       Equity in earnings of unconsolidated
          affiliates ...............................         (616)       (639)
       Change in assets and liabilities:
          Accounts receivable, net .................       (1,305)     (3,578)
          Inventories ..............................       (1,912)     (8,917)
          Prepaid expenses .........................       (1,290)       (876)
          Other assets .............................          210         236
          Accounts payable and accrued
             liabilities ...........................        5,998         320
          Income taxes payable .....................          657      (1,279)
          Other noncurrent liabilities .............           45         (44)
          Minority interests .......................           52          34
                                                         --------    --------
            Net cash provided by (used in)
               operating activities ................       12,003      (2,153)
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ......      (10,164)     (4,625)
   Proceeds from disposals of property,
     plant and equipment ...........................           14          37
   Investment by joint venture partner .............        2,323        --
   Proceeds from sale of marketable securities .....        1,310       1,140
   Collection of notes receivable ..................           32        --
   Due from affiliate ..............................         (134)        675
   Increase in marketable securities ...............          (77)       (281)
                                                         --------    --------
            Net cash used in investing
               activities ..........................       (6,696)     (3,054)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt ..........       (4,395)      1,031
   Additions to long-term debt .....................          311       3,099
   Repayments of long-term debt ....................       (1,459)       (823)
   Dividends paid ..................................       (2,853)     (2,646)
   Repurchases of common stock .....................         (797)       --
   Sales of common stock ...........................           24        --
                                                         --------    --------
            Net cash provided by (used in)
               financing activities ................       (9,169)        661
                                                         --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS ........................           (4)       (152)
                                                         --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS ..............       (3,866)     (4,698)
CASH AND CASH EQUIVALENTS, beginning of period .....        7,390       5,142
                                                         --------    --------
CASH AND CASH EQUIVALENTS, end of period ...........     $  3,524    $    444
                                                         ========    ========
CASH PAID DURING THE PERIOD FOR:
   Interest ........................................     $  1,033    $  1,369
                                                         ========    ========
   Income taxes ....................................     $  3,846    $  3,628
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

3.      Inventories

               Inventories were composed of the following:

                                      DECEMBER 29, 1996    JUNE 30, 1996
                                      -----------------    -------------

Raw materials ......................       $16,010             $10,697
Work in process ....................            16                  34
Finished goods .....................        31,725              34,959
Packaging supplies .................         7,710               7,194
                                           -------             -------
               Total ...............       $55,461             $52,884
                                           =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 THREE MONTHS ENDED DECEMBER 29, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER
                                   31, 1995

For the three months ended December 29, 1996, sales increased $5.9 million or 5.2% to $118.8 million from $112.9 million reported for the same period in the prior year. A combination of higher prices and product mix increased sales $7.3 million. Lower volumes reduced sales by $1.5 million. Domestic sales increased by $3.9 million or 5.7% to $71.5 million from $67.6 million last year. Within the domestic segment, retail sales increased $0.9 million or 1.8% to $52.1 million from $51.2 million in the prior year. While branded regular rice sales increased by 10.2%, sales of quick cooking rice were relatively flat and sales of prepared rice mixes declined by 13.5% due to competitive market conditions. Of the $0.9 million increase in retail sales, $1.0 million was related to increased prices and a combination of volume and product mix reduced sales by $0.1 million. In the non-retail category, sales increased $2.6 million or 16.1% to $19.1 million from $16.4 million last year. Higher volumes increased sales by $1.1 million and higher prices added $1.5 million. Sales by the Company's Central American operations increased $0.1 million or 0.6% to $19.6 million. Volumes were even with the same quarter last year and higher prices, which added $1.7 million to sales, were offset by $1.6 million of unfavorable currency translation. In Europe, sales of $27.7 million were up from the prior year by $1.9 million or 7.2%. A rationalization of the product line resulted in lower unit volumes that reduced sales by $2.8 million. Increased sales of higher value products added $3.0 million and favorable currency translation added an additional $1.7 million.

Gross profit decreased $0.3 million or 0.8% to $33.6 million from $33.9 million a year ago. As a percentage of sales, gross profit decreased to 28.3% from 30.0%. Higher raw material costs in the domestic sector reduced the gross profit contribution from this segment by 3.2% or $0.8 million. The gross profit for the Company's Central American operations increased 3.9% primarily due to improved market conditions in the region. In Europe, gross profit increased $0.4 million or 17.1% due to the shift in sales to higher margin items.

Income from operations increased $0.5 million or 6.5% to $8.3 million from $7.8 million in the same period last year. As a percentage of sales, operating income increased to 7.0% from 6.9% in the prior period. The increase in operating income was principally due to lower promotional spending in the domestic rice business, and the improved margins in both Central American and European operations.

Other income was about even with the prior year. Gains from the sale of marketable securities increased by $0.5 million and interest expense was lower by $0.2 million mostly due to improved working capital management in Central America that reduced borrowing requirements. Offsetting these favorable variances were lower investment and rental income ($0.3 million), reduced commercial storage ($0.1 million), and lower foreign exchange gains ($0.1 million).

The effective tax rate for the second quarter decreased slightly to 32.6% from 34.0% in the prior year. This decrease in the rate was due to a lower effective tax rate in Central America that benefited from the utilization of the prior year's operating loss carryover.

Net income for the current quarter was $5.8 million compared to $5.3 million for the same quarter last year and earnings per share were $0.37, up from $0.34.

 SIX MONTHS ENDED DECEMBER 29, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
                                     1995

Sales increased $9.0 million, or 4.2%, to $223.8 million in the six-month period ended December 29,1996 versus $214.8 million for the same period of the previous year. Domestic sales increased by $8.9 million, or 7.3%, to $130.7 million while sales from international operations increased by $0.1 million to $93.1 million. A combination of higher prices and sales mix increased sales by $11.0 million and unfavorable currency translation reduced sales by $1.8 million. Lower international volumes more than offset higher domestic volumes and lowered sales by $0.2 million. In the domestic sector, sales in the retail category increased by $5.7 million or 6.2%. Unit volume sales of the higher-margin instant and prepared rice mixes increased by 3.6%. Of the total $5.7 million increase in sales in the retail category, $3.0 million was related to increased volumes and a combination of product mix and selling price added $2.7 million. In the non-retail category that includes the lower-margin regular rice sales to the foodservice, industrial and export sectors, sales increased by $2.9 million. Increased volumes accounted for $0.1 million and higher pricing and product mix added $2.8 million. Sales by the Company's Central American operations decreased $1.0 million, or 2.6%, to $36.8 million. Increased sales volumes in cookie and cracker products added $1.0 million to sales. However, difficult market conditions in the region negatively impacted the sales of fruit juice and nectar products reducing sales by $1.8 million. Higher prices added $2.8 million to sales and unfavorable currency translation reduced sales by $3.1 million. Sales by the Company's European operations increased by $1.1 million, or 2.0%, to $56.3 million. Volumes were affected by product line rationalization and lower unit volumes decreased sales by $2.8 million. Sales of higher value products increased sales by $2.6 million and favorable foreign currency exchange increased sales a further $1.3 million.

Gross profit decreased by $1.7 million, or 2.8%, to $60.2 million in the six-month period from $61.9 million in the same period of the previous year. As a percentage of sales, gross profit decreased to 26.9% of sales in the current period versus 28.8% of sales last year. Of the total $1.7 million decrease in gross profit, $1.7 million came from domestic operations and international operations were essentially even with the prior year. Domestic gross profit decreased primarily due to rising raw material costs. In Central America, gross profit decreased by $0.2 million due to the reduction in fruit juice and nectar products. However, as a percentage of sales, gross profit increased to 27.5% from 27.4%. This increase in gross profit as a percentage of sales is due to the higher proportion of sales of cookies and crackers which carry a higher margin. European operations were up $0.2 million, or 4.9%, due to improved sales of higher margin products.

Income from operations increased by 11.3% to $13.5 million from $12.1 million last year. As a percentage of sales, operating income increased to 6.0% from 5.6%. Domestic operating income increased $1.0 million or 14.0% to $8.0 million. In the domestic segment, despite lower gross margin, operating profit increased. Due to the rising cost of raw materials, there was less promotional activity and the Company reduced advertising and promotional spending by $2.5 million compared to the prior year period. International income from operations increased $0.4 million. In Central America operating income was up $0.2 million primarily as a result of lower selling costs. In Europe, operating income was up $0.2 million due to the improvement in margins as discussed above.

Other income declined by $0.6 million to $0.2 million from $0.8 million in the prior year. Higher gains from the sale of marketable securities ($0.4 million) and lower interest expense ($0.3 million) were offset by lower investment and rent income ($0.4 million), reduced commercial storage income ($0.3 million), lower foreign exchange gains ($0.2 million) and higher miscellaneous expenses ($0.3 million).

Tax expense increased $0.1 million to $4.5 million in the current year. The effective tax rate was 33.0% in the current period as compared to 34.0% in the same period last year. The lower rate in the current period results from a lower effective tax rate in Central America which is being impacted by the utilization of the prior year's operating loss carryover.

Net income for the six-month period was $9.0 million up 7.9% compared to $8.4 million for the comparable period last year. Earnings per share were $0.57 versus $0.53 last year.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $12.0 million for the six months ended December 29, 1996 compared to cash used by operating activities of $2.2 million last year. The increase in cash provided by operations was related to reduced working capital needs.

Cash used in investing activities increased to $6.7 million from $3.1 million in the same period in the prior year. Purchases of property plant and equipment totaled $10.2 million, which was $5.5 million more than purchases in the same period last year. The increased spending in the current year was related to major expansion projects in the domestic rice business and the cookie and cracker business in Central America. Also, capital expenditures were made for a consolidated joint venture with Riceland Foods to construct power-generating facilities in Arkansas using rice hulls as fuel. Cash flow related to amounts due from affiliates decreased by $0.8 million from the period ended December 31, 1995. Proceeds from the sale of marketable securities increased by $0.2 million.

Cash used in financing activities totaled $9.2 million in the six months ended December 29, 1996. In the comparable period last year, financing activities primarily through new debt provided $0.7 million. In the current period, $5.5 million was applied to repay both short and long-term debt whereas in the prior year net additions to debt totaled $3.3 million. Dividend payments in the period ended December 29, 1996 were $2.9 million, up from $2.6 million paid in the same period last year.

On October 23, 1996 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.10 per share from $0.09 per share, for an indicated annual rate of $0.40 per share.

The Company's financial position continues to remain strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide sufficient capital resources and liquidity to meet its needs.

                           PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibit 15, Letters from Arthur Andersen LLP dated January 21, 1997, regarding unaudited financial statements.

               (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                               RIVIANA FOODS INC.


Dated:  February 7, 1997       By: /s/ E. WAYNE RAY, JR.
                                       E. Wayne Ray, Jr.
                                       Vice President, Chief Financial Officer
                                       and Chief Accounting Officer

                                  EXHIBIT INDEX
                                                                     Sequential
NO.     DESCRIPTION                                                  PAGE NUMBER
---     -----------                                                  -----------

15      Letters from Arthur Andersen LLP dated                               11
        January 21, 1997, regarding unaudited
        financial statements

January 21, 1997

Riviana Foods Inc.:

We are aware that Riviana Foods Inc. has incorporated by reference in its Form S-8 Registration Statement covering the 1994 Stock Option Plan, its Form S-8 Registration Statement covering the Amended and Restated 1995 Non-Employee Director Stock Option Plan, and its Form S-3 Registration Statement, its Form 10-Q for the quarter ended December 29, 1996, which includes our report dated January 21, 1997, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.

Very truly yours,

Arthur Andersen LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Riviana Foods Inc.:

We have reviewed the accompanying consolidated balance sheet of Riviana Foods Inc. (a Delaware corporation) and subsidiaries as of December 29, 1996, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended December 29, 1996, and December 31, 1995. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Houston, Texas
January 21, 1997