Form 10-Q
period 1997-03-30
RIVIANA FOODS INC /DE/
filed 1997-05-09
CIK 934650

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 30, 1997

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

            Yes  [X]   No  [ ]

      The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at May 3, 1997 was 15,760,540.

                              RIVIANA FOODS INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 1997

                                     INDEX

                                                                          PAGE

Part I -- Financial Information

      Item 1 -- Financial Statements

            Consolidated Balance Sheets at March 30, 1997 and June 30, 1996..1

            Consolidated Statements of Income for the Three Months and Nine
               Months Ended March 30, 1997 and March 31, 1996................2

            Consolidated Statements of Cash Flows for the Nine Months Ended
               March 30, 1997 and March 31, 1996.............................3

            Notes to Consolidated Financial Statements.......................4

      Item 2 -- Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................5

Part II -- Other Information

      Item 6 -- Exhibits and Reports on Form 8-K.............................9

Signature...................................................................10

Exhibit Index...............................................................11

Part I -- Financial Information
  Item 1 -- Financial Statements

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                March 30, 1997       June 30, 1996
                                                                                --------------       -------------
                                                                                 (Unaudited)          (Audited)
             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $1,884              $7,390
  Marketable securities                                                                5,502               8,244
  Accounts receivable, less allowance for doubtful accounts of $571 and $419          43,839              42,109
  Inventories                                                                         60,502              52,884
  Prepaid expenses                                                                     2,770               1,987
                                                                                --------------       -------------
          Total current assets                                                       114,497             112,614

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                 3,553               3,466
  Buildings                                                                           20,447              20,334
  Machinery and equipment                                                             79,211              62,468
                                                                                --------------       -------------
      Property, plant and equipment - gross                                          103,211              86,268
  Less - Accumulated depreciation                                                    (37,314)            (33,921)
                                                                                --------------       -------------
      Property, plant and equipment - net                                             65,897              52,347

DUE FROM AFFILIATES                                                                      136                  55
INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                              11,716              12,176
OTHER ASSETS                                                                           4,809               5,312
                                                                                --------------       -------------
              Total assets                                                          $197,055            $182,504
                                                                                ==============       =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                                                    $16,598             $10,770
  Current maturities of long-term debt                                                 1,835               2,261
  Accounts payable                                                                    19,658              22,204
  Accrued liabilities                                                                 13,129              12,418
  Income taxes payable                                                                 5,143               3,968
                                                                                --------------       -------------
      Total current liabilities                                                       56,363              51,621

LONG-TERM DEBT, net of current maturities                                              2,476               3,644
DEFERRED INCOME TAXES                                                                  5,546               6,348
OTHER NONCURRENT LIABILITIES                                                           2,858               2,970
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                                                     6,068               1,415

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued                       15,883              15,883
  Paid-in capital                                                                      6,090               6,067
  Retained earnings                                                                  105,633              96,036
  Unrealized gains on marketable securities, net of taxes                              2,131               2,364
  Cumulative foreign currency translation adjustment                                  (4,760)             (3,636)
  Treasury stock, at cost, 77 and 16 shares                                           (1,233)               (208)
                                                                                --------------       -------------
          Total stockholders' equity                                                 123,744             116,506
                                                                                --------------       -------------
          Total liabilities and stockholders' equity                                $197,055            $182,504
                                                                                ==============       =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                          Three Months Ended                  Nine Months Ended
                                                    --------------------------------    --------------------------------
                                                    March 30, 1997    March 31, 1996    March 30, 1997    March 31, 1996
                                                    --------------    --------------    --------------    --------------
NET SALES                                                 $119,022          $114,650          $342,818          $329,429

COST OF SALES                                               85,966            83,808           249,592           236,703
                                                    --------------    --------------    --------------    --------------
    Gross profit                                            33,056            30,842            93,226            92,726
                                                    --------------    --------------    --------------    --------------
COSTS AND EXPENSES:
  Advertising, selling and warehousing                      19,990            19,377            57,171            59,492
  Administrative and general                                 5,335             4,535            14,871            14,217
                                                    --------------    --------------    --------------    --------------
    Total costs and expenses                                25,325            23,912            72,042            73,709
                                                    --------------    --------------    --------------    --------------
    Income from operations                                   7,731             6,930            21,184            19,017

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities                         29               281             1,141               990
  Interest income                                              158                86               381               334
  Interest expense                                            (490)             (813)           (1,504)           (2,134)
  Equity in earnings of unconsolidated affiliates              543               514             1,159             1,153
  Other income (expense)                                      (266)             (359)             (975)              133
                                                    --------------    --------------    --------------    --------------
    Total other income (expense), net                          (26)             (291)              202               476
                                                    --------------    --------------    --------------    --------------
    Income before income taxes and
       minority interest                                     7,705             6,639            21,386            19,493

INCOME TAX EXPENSE                                           2,439             1,815             6,952             6,182

MINORITY INTEREST IN EARNINGS OF
    CONSOLIDATED SUBSIDIARY                                     82                72               232               199
                                                    --------------    --------------    --------------    --------------
    Net income                                              $5,184            $4,752           $14,202           $13,112
                                                    ==============    ==============    ==============    ==============

    Earnings per share                                       $0.33             $0.30             $0.90             $0.83
                                                    ==============    ==============    ==============    ==============
    Weighted average common shares
       outstanding                                          15,808            15,866            15,829            15,877
                                                    ==============    ==============    ==============    ==============

                  The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                                   Nine Months Ended
                                                                                            ----------------------------------
                                                                                            March 30, 1997      March 31, 1996
                                                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                     $14,202             $13,112
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                3,739               3,866
      Deferred income taxes                                                                         (683)              3,310
      Gain on disposition of assets                                                               (1,061)               (982)
      Equity in earnings of unconsolidated affiliates                                             (1,159)             (1,153)
      Change in assets and liabilities:
          Accounts receivable, net                                                                  (855)             (4,252)
          Inventories                                                                             (6,982)             (7,705)
          Prepaid expenses                                                                          (658)             (1,515)
          Other assets                                                                               390                 646
          Accounts payable and accrued liabilities                                                (2,832)                138
          Income taxes payable                                                                     1,194              (2,137)
          Other noncurrent liabilities                                                               (69)                (48)
          Minority interests                                                                         134                 108
                                                                                            --------------      --------------
            Net cash provided by operating activities                                              5,360               3,388
                                                                                            --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                                     (17,236)             (6,601)
  Proceeds from disposals of property, plant and equipment                                            52                  50
  Investment by joint venture partner                                                              4,481
  Proceeds from sale of marketable securities                                                      3,650               3,594
  Due from affiliates                                                                               (114)                451
  Increase in marketable securities                                                                  (94)               (310)
  Other                                                                                               97
                                                                                            --------------      --------------
            Net cash used in investing activities                                                 (9,164)             (2,816)
                                                                                            --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term debt                                                                      5,723               3,190
  Additions to long-term debt                                                                        823               3,108
  Repayments of long-term debt                                                                    (2,670)             (1,747)
  Dividends paid                                                                                  (4,436)             (4,075)
  Repurchases of common stock                                                                     (1,225)               (360)
  Sales of common stock                                                                              183                  23
  Collection of employee discount on stock                                                            23
                                                                                            --------------      --------------
            Net cash provided by (used in) financing activities                                   (1,579)                139
                                                                                            --------------      --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                        (123)               (278)
                                                                                            --------------      --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (5,506)                433
CASH AND CASH EQUIVALENTS, beginning of period                                                     7,390               5,142
                                                                                            --------------      --------------
CASH AND CASH EQUIVALENTS, end of period                                                          $1,884              $5,575
                                                                                            ==============      ==============
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                                        $1,489              $2,192
                                                                                            ==============      ==============
  Income taxes                                                                                    $6,446              $5,626
                                                                                            ==============      ==============

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

3.    Inventories

            Inventories were composed of the following:

                              MARCH 30, 1997                JUNE 30, 1996
                              --------------                -------------
Raw materials                     $17,359                       $10,697
Work in process                        22                            34
Finished goods                     36,231                        34,959
Packaging supplies                  6,890                         7,194
                                 --------                       -------
            Total                 $60,502                       $52,884
                                 ========                       =======

4.    Recently Issued Accounting Standard

            Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February 1997. The Company will adopt SFAS No. 128 in the second quarter of Fiscal 1998 and restatement of all prior periods is required. Had the Company adopted it in the current quarter, earnings per share would have been as follows:

                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                 -------------------     -------------------
                                 3/30/97     3/31/96     3/30/97     3/31/96
                                 -------     -------     -------     -------
Basic earnings per share          $0.33       $0.30       $0.90       $0.83

Diluted earnings per share        $0.33       $0.30       $0.89       $0.82

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

THREE MONTHS ENDED MARCH 30, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Sales increased $4.3 million or 3.8% to $119.0 million for the three months ended March 30, 1997 from $114.7 million reported for the same period in the prior year. Volume gains contributed $2.7 million of the increased revenues and a combination of higher prices and product mix added an additional $0.9 million. Favorable foreign currency translation increased sales $0.7 million. Domestic sales increased by $5.8 million or 8.6% to $73.0 million from $67.2 million last year. Within the domestic segment, the retail category posted an 8.6% increase in sales to $54.3 million from $50.0 million in the previous year. Increased retail volumes added $5.3 million while a change in the sales price and product mix reflecting lower volumes of prepared rice mixes and increased sales of large size regular rice reduced sales by $1.0 million. Unit volume sales of the higher margin value-added instant rice increased by 5.6%. In the non-retail category, sales increased $1.5 million or 8.9% to $18.7 million from $17.2 million in the same period of the prior year. Higher prices added $1.1 million and a change in volumes increased sales $0.4 million. Sales by the Company's Central American operations increased by $2.4 million or 14.7% to $19.2 million from $16.8 million in the prior year. Increased volumes accounted for $1.9 million of the increase and unfavorable currency translation reduced sales $1.0 million. Higher prices added $1.5 million. Volumes in Central America improved due to improved economic conditions in the region. In Europe, sales of $26.8 million were down $3.9 million or 12.7% from $30.7 million last year. Volume declines reduced sales by $4.9 million and a change in sales price and product mix reduced sales $0.7 million. Favorable currency translation increased sales by $1.7 million. The decline in sales volume reflects the Company's decision to discontinue certain low margin product lines.

Gross profit increased by $2.2 million or 7.2% to $33.0 million from $30.8 million a year ago and as a percentage of sales to 27.8% from 26.9%. An increase in gross profit in the Central American operations was a significant factor. While sales of the Company's cookie and cracker business were up over the prior year, margins were flat reflecting an increase in export sales, which carry a lower margin. Margins in the Company's fruit juice and nectar products were up reflecting the increase in sales and improvements in operating efficiencies. Gross profit in Central America improved by $1.1 million or 23.1% to $5.9 million. In the domestic sector gross profit increased $1.0 million or 4.3% to $24.8 million from $23.8 million in the same period last year. Gross profit increased as a result of the increase in sales. Gross profit as a percentage of sales declined to 34.0% from 35.5% as a result of the change in sales mix. In Europe gross profit was essentially even with the prior year and increased as a percent of sales to 8.8% from 7.4%.

Operating income increased $0.8 million or 11.6% to $7.7 million from $6.9 million in the same period last year. As a percentage of sales, operating income increased to 6.5% from 6.0% in the prior period. The increase in operating income was principally due to the increase of $0.9 million in the Company's Central American operations, which was directly related to the increase in gross profit. Operating income in the domestic business decreased $0.2 million, and decreased as a percentage of sales to 6.4% from 7.2% in the prior period. This decline reflected an increase in warehousing and distribution freight expense as well as higher administrative expense primarily related to employee benefit plan costs. In Europe, operating income increased $0.1 and increased as a percentage of sales to 2.2% from 1.6% reflecting the company's decision to discontinue certain lower margin product lines.

Other expenses decreased by $0.2 million. Gains from the sale of marketable securities decreased by $0.3 million from the same period last year. Interest income increased by $0.1 million and interest expense decreased by $0.3 million. The reduction in interest expense was attributable to the Company's Central American operations where improved working capital management and lower interest rates combined to reduce borrowing requirements and lower interest expense.

Tax expense of $2.4 million reflected an increase of $0.6 million from the same period last year while the effective rate increased to 31.7% from 27.3%. In the prior year the effective rate was reduced due to the favorable resolution of a state tax review. Tax expense in the current year also reflects the impact of the increase in pretax earnings.

Net income for the current quarter increased $0.4 million or 9.1% to $5.2 million from $4.8 million in the third quarter last year. Earnings per share were $0.33 up from $0.30 in the prior period.

NINE MONTHS ENDED MARCH 30,1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

Sales increased $13.4 million or 4.1% to $342.8 million in the nine-month period ended March 30, 1997 when compared to $329.4 million for the same period in the previous year. Domestic sales increased $14.7 million or 7.8% to $203.7 million while sales from international operations decreased $1.3 million or 0.9% to $139.0 million. Higher volumes increased sales by $1.0 million. A combination of pricing and product sales mix improved sales an additional $13.4 million while unfavorable currency translation reduced sales by $1.0 million. In the domestic sector, sales in the retail category increased $10.0 million or 7.0% to $151.7 million. Unit volume sales of the higher-margin instant rice and prepared rice mixes increased 3.5%. Of the total $10.0 million increase in sales in the retail category, $8.3 million was due to increased volumes and a combination of product mix and higher pricing added a further $1.7 million. In the non-retail category, sales increased $4.7 million or 9.9%. Increased volumes added $0.8 million to sales, and higher selling prices increased sales by $3.9 million. Sales by the Company's Central American operations increased $1.5 million or 2.7% to $56.0 million from $54.5 million in the same period last year. Higher prices accounted for $5.8 million of the sales increase. Slightly lower volumes decreased sales by $0.3 million and unfavorable currency translation reduced sales by $4.0 million. In Europe, sales decreased 3.2% to $83.1 million from $85.9 million last year. Lower volumes decreased sales $7.8 million while a combination of pricing and product mix increased sales $2.0 million. Currency translation was favorable $3.0 million. Volumes declined as a result of the Company's decision to discontinue certain lower margin product lines.

Gross profit increased by $0.5 million or 0.5% to $93.2 million for the nine months ended March 30, 1997 from $92.7 million in the same period last year. As a percentage of sales, gross profit declined slightly to 27.2% from 28.1% last year. In the domestic business, gross profit declined $0.7 million as a result of higher rice costs. In Central America, gross profit increased by $0.9 million, or 6.0%, to $16.0 million from $15.1 million last year. The improvement in gross profit was the result of increased sales of cookie and cracker products and improved operating efficiencies in fruit juice and nectar products. In Europe, gross profits increased $0.3 million or 4.6% to $7.0 million and improved as a percentage of sales to 8.4% from 7.8%. The improvement is attributable to the rationalization of the product line as discussed previously.

Operating income increased by 11.4% to $21.2 million from $19.0 million in the same period last year. As a percentage of sales, operating income increased to 6.2% from 5.8% primarily due to improved results in Europe and Central America. In the domestic business operating income increased 6.4% to $12.7 million from $11.9 million. A decrease in advertising, selling and warehousing costs of $1.7 million more than compensated for the reduced gross profit discussed previously. In Central America operating income increased $1.1 million due to the increased gross margins and a reduction of $0.6 million in advertising and promotional spending to support the fruit juice and nectar business as the markets returned to more normal conditions. In Europe, operating income increased by $0.3 million, or 19.3%, and was directly related to the increase in gross profit.

Other income decreased $0.3 million to $0.2 million in the current period from $0.5 million in the same period last year. Gains from the sale of marketable securities were $0.2 million higher in the current period. Interest expense decreased by $0.6 million or 29.5% primarily due to reduced borrowing requirements in Central America and Europe as a result of improved working capital management. Reduced dividend income and lower rental income were the main factors increasing other miscellaneous expense.

Tax expense increased $0.8 million to $7.0 million in the current year. The increase is related to the increase in pretax earnings. The effective rate for the current period was 32.5% compared to 31.7% in the same period last year.

Net income for the nine-month period was $14.2 million up 8.3% compared to $13.1 million for the same period in the prior year. Earnings per share were $0.90 versus $0.83 last year.

LIQUIDITY AND FINANCIAL RESOURCES

Cash provided by operating activities totaled $5.4 million for the nine months ended March 30, 1997 compared to cash provided by operating activities of $3.4 million last year. The increase in cash provided by operations was for the most part related to the increase in earnings and reduced working capital needs.

Cash used in investing activities increased to $9.2 million from $2.8 million in the same period last year. Additions to property, plant and equipment totaled $17.2 million, which was $10.6 million more than last year. Of the total $10.6 million increase, $10.0 million was attributable to the Company's investment in an energy co-generation joint venture project in Arkansas. The Company's investment was offset by a $4.5 million contribution by its partner.

Cash used in financing activities increased to $1.6 million for the nine months ended March 30, 1997. In the comparable period last year, financing activities provided $0.1 million. In the current period, proceeds from the net increase in short and long-term debt totaled $3.9 million. Dividend payments in the period ending March 30, 1997 were $4.4 million up from $4.1 million paid in the same period last year.

Through the end of the third quarter the Company purchased 76,000 shares of the Company's common stock pursuant to a stock repurchase plan announced in August 1995. The cost of the shares repurchased was $1.2 million.

The Company's financial position remains strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide sufficient capital resources and liquidity to meet its needs.

                           PART II. OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 15, Letters from Arthur Andersen LLP dated April 23, 1997, regarding unaudited financial statements.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          RIVIANA FOODS INC.

Dated:  May 8, 1997                 By:   /S/ E. WAYNE RAY, JR.
                                              E. Wayne Ray, Jr.
                                          Vice President, Chief Financial
                                          Officer and Chief Accounting Officer

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
NO.                              DESCRIPTION                         PAGE NUMBER

15    Letters from Arthur Andersen LLP dated April 23, 1997, regarding unaudited financial statements....................................  12