Form 10-K
period 1997-06-29
RIVIANA FOODS INC /DE/
filed 1997-09-25
CIK 934650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 29, 1997

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                                ---------------

                         COMMISSION FILE NUMBER 0-25294

                               RIVIANA FOODS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                            76-0177572
      (STATE OF INCORPORATION)       (I.R.S. EMPLOYER IDENTIFICATION NO.)

         2777 ALLEN PARKWAY
             HOUSTON, TX
   (ADDRESS OF PRINCIPAL EXECUTIVE                77019-2141
              OFFICES)                            (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 529-3251

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of September 8, 1997 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $133,352,000.

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at September 8, 1997 was 15,750,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held October 22, 1997 (the "Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12 and 13.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     Riviana Foods Inc. ("Riviana", the "Company", or the "Registrant") was incorporated on January 31, 1986. The Company's predecessors date back to 1911 when Frank A. Godchaux began the amalgamation of 25 rice mills in southwest Louisiana.

     Riviana primarily processes, markets and distributes rice products in the United States, cookies, crackers, fruit juices, nectars and drinks, and processed fruits and vegetables in Central America, and rice and other food products in Europe. For fiscal 1997, the Company's domestic operations accounted for approximately 60% and 69% of net sales and operating income before general corporate expenses, respectively, and international operations accounted for approximately 40% and 31% of net sales and operating income before general corporate expenses, respectively. Financial segment information by geographic area for the most recent three fiscal years is set forth in Item 8, Note 12, "Segment information."

     Riviana's domestic rice operations consist of sales of retail branded and private-label rice products, sales of rice products to retail food service chains, sales of rice and rice by-products to major food processors and other industrial users and exports of branded and value-added bulk rice products to Puerto Rico and a number of international markets. Sales of retail branded and private-label rice products represent the most significant component of the Company's domestic operations, accounting for approximately 44% of the Company's total net sales during fiscal 1997.

     By volume, Riviana is the largest seller of retail branded and private-label rice products in the United States, offering a variety of products in each of the retail rice industry's four categories: dried rice (milled white and parboiled rice), instant rice (rice that cooks in 10 minutes or less), prepared rice (specialty mixes) and brown rice.

     The Company's domestic sales by hundredweight ("cwt") of retail rice products have grown at a compound annual rate of 6% from fiscal 1993 to 1997. The Company believes its consistent growth has resulted from its longstanding national presence and reputation for quality, and its ability to develop and market easy-to-prepare, value-added instant and specialty mix products. Sales of instant and specialty mixes have enjoyed particularly strong growth, increasing at a compound annual rate of 8% from fiscal 1993 to 1997. The Company believes its strong growth in the instant and specialty categories stems in part from a shift in consumer preferences toward more healthful, flavorful, easy-to-prepare food products.

     The Company markets its branded products under a number of nationally recognized brand names including:

             Mahatma(Registered Trademark) -- the volume leader of packaged long grain rice sold in the retail grocery trade.

             Success(Registered Trademark) -- the leading brand of instant boil-in-bag rice and the second leading brand of instant rice in the U.S.

             Carolina(Registered Trademark) -- the second leading brand of packaged long grain rice in the northeastern U.S.

             WaterMaid(Registered Trademark) -- the leading brand of medium grain rice in the southeastern U.S.

             River(Registered Trademark) -- the second leading brand of packaged medium grain rice in the northeastern U.S.

     Riviana also markets a variety of easy-to-prepare, flavored rice mixes under the Mahatma(Registered Trademark), Carolina(Registered Trademark) and Success(Registered Trademark) brand names, including Mahatma(Registered Trademark) brand Yellow Rice, Red Beans & Rice and Black Beans & Rice, Carolina(Registered Trademark) brand Pilaf, and Success(Registered Trademark) brand Brown & Wild Rice, Broccoli & Cheese Rice and Red Beans & Rice.

     In addition to its branded products, the Company supplies a full range of private-label rice products -- dried rice, instant rice, rice mixes and brown rice -- to numerous food retailers, including 19 of the top 20 supermarket chains in the United States.

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

     Riviana exports brand name and value-added bulk rice products to Puerto Rico and a number of foreign countries. The Company's Puerto Rican brands, El Mago(Registered Trademark), Sello Rojo(Registered Trademark) and Mahatma(Registered Trademark), represent approximately 20% of the total Puerto Rican retail rice market, where per capita rice consumption is approximately five times the United States level. The Company also exports brand name and private-label rice products to Canada, Mexico and countries in the Caribbean, Europe, Africa and the Middle East.

     The Company's Costa Rican subsidiary, Pozuelo, S.A. ("Pozuelo"), is one of the largest manufacturers of cookies and crackers in Central America. Costa Rica is Pozuelo's largest market, followed by Guatemala and El Salvador. The Company has committed significant resources to Pozuelo in the past five years to modernize its facilities and convert it into a modern, efficient baking operation. Pozuelo's principal brands are Riviana Pozuelo(Registered Trademark) soda crackers and saltines, Bokitas(Registered Trademark) oil sprayed crackers, Familia(Registered Trademark) assortments of sweet biscuits, and Chiky(Registered Trademark), which is a chocolate-enrobed sweet biscuit. Its newest products are Mantequilla (butter) cookies and Juveniles(Registered Trademark) flavored creme-filled sandwich cookies. Many of these products are market leaders in Central America. Pozuelo's sales, expressed in dollars, have grown at a compound annual rate of 8.4% for the past five fiscal years.

     The Company's Guatemalan subsidiary, Alimentos Kern de Guatemala, S.A. ("Kern"), is one of the largest fruit and vegetable processing operations in Central America. Kern produces a wide variety of products, including fruit juices and nectars, fruit drinks, tomato products (sauces, ketchup and paste), canned vegetables and refried beans under the Kern's(Registered Trademark), Ducal(Registered Trademark) and Fun-C(Registered Trademark) brands. Kern's products are sold principally in Central America with its largest markets being Guatemala, Costa Rica and El Salvador. Its newest product is a line of light nectar drinks under the Koolfrut(Registered Trademark) label. Exports, including refried beans exported to the United States, represent a growing part of Kern's business. Many of Kern's primary brand name products are market leaders in Central America in their respective categories. Kern's sales, expressed in dollars, have grown at a compound annual rate of 6.2% for the past five fiscal years.

     The Company's subsidiaries in Central America accounted for approximately 16% of net sales and 25% of operating income before general corporate expenses in fiscal 1997.

     The Company's Belgian subsidiary, N & C Boost N.V. ("N&C"), competes in the continental European rice market through its management of Boost Distribution C.V. ("Boost"). Boost is accounted for as an unconsolidated affiliate and is jointly owned by N&C and Arrocerias Herba, S.A., a major European rice miller and marketer. Boost buys parboiled and regular brown rice in bulk, which it then mills, packages and markets under its own and private-label brand names and in bulk. Boost markets its own brand name, Bosto(Registered Trademark), which is the leading brand of consumer packaged rice in Belgium. Boost's Boss(Registered Trademark) brand canned cream rice is the leading canned creamed rice in Belgium. Boost also distributes bulk and private-label packaged rice to major retailers in Europe. The Boost joint ownership agreement provides that after January 1, 1997, each party has certain rights to buy the other's interest or require the other to buy its interest. N&C also owns a one-third interest in Herto N.V., a major European rice cake manufacturer.

     Stevens & Brotherton Ltd. ("S&B"), the Company's United Kingdom subsidiary, is a distribution company that distributes a variety of brand name and private-label products including packaged rice, and canned fruits, vegetables, meats and fish to retail, wholesale, food service and industrial customers in the United Kingdom. S&B also sells branded dried fruits and nuts from Sun-Diamond Growers of California. The products distributed by S&B are all produced by other manufacturers and generate a lower gross profit margin than other Riviana operations.

     The Company's European operations accounted for approximately 24% of net sales and 6% of operating income before general corporate expenses in fiscal 1997.

     Financial segment information by geographic area for the most recent three fiscal years is set forth in Item 8, Note 12, "Segment information."

     The Company is exposed to certain political, economic and other risks inherent in doing business abroad, including exposure to currency exchange rate fluctuations, currency exchange restrictions, potentially unfavorable changes in tax or other laws, partial or total expropriation, and the risks of war, terrorism and other civil disturbances. Additional information related to this matter is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "General."
The Company's strategies for minimizing the effect of currency rate fluctuations are to borrow in local currencies, denominate accounts receivable in local currencies and hedge certain short-term foreign product procurement commitments with specific currency exchange contracts. Currency rate fluctuations have not materially impacted the historical results of operations. The functional currencies of the Company's foreign subsidiaries are as follows: United
Kingdom -- pound sterling, Belgium -- Belgian franc, Costa Rica -- colon, and Guatemala -- quetzal.

     The Company has a large customer base that includes retail supermarket chains, wholesalers, industrial ingredient users, restaurant chains, breweries and other food processors. No customer, domestic or international, accounted for more than 5% of the Company's consolidated revenues in fiscal 1997.

     In the United States, the Company supports its branded business primarily with regional media advertising and trade and consumer promotions, including significant coupon and product tie-in programs. These programs are coordinated by the Company's marketing and sales departments through nine regional managers and a national network of food brokers.

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

     The Company buys rough rice from a variety of farm sources, primarily in Arkansas and Louisiana. No single source accounts for more than 10% of rough rice purchases. In addition to milling rice in its own facilities, the Company purchases significant amounts of rice milled to the Company's specifications from a number of the leading rice milling companies in the United States. In fiscal 1997, of the milled rice purchased by the Company, 60% was purchased from three suppliers. The Company believes adequate alternative sources of supply are readily available.

     The Company's competitive position depends largely on continued consumer brand loyalty and its ability to introduce and gain customer acceptance for new products. The Company competes with three major industry leaders and with several regional competitors on the basis of price, quality, brand name recognition, availability of products, and product innovation.

     Mars, Inc., through its subsidiary Uncle Ben's, Inc., is the largest seller of branded rice in the industry measured in dollars. The Company is the industry leader in sales of branded rice measured by volume. Kraft General Foods, Inc., a subsidiary of Philip Morris Companies, Inc., produces the leading brand of instant rice (Minute), and The Quaker Oats Company produces the leading brand of rice mixes (Rice-A-Roni).

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

     In April 1996, the Federal Agriculture Improvement and Reform Act ("1996 Farm Bill") was enacted to replace the 1990 predecessor, the Food, Agriculture, Conservation and Trade Act of 1990 ("1990 Farm Bill"). The 1996 Farm Bill provides marketing loans and agricultural marketing transition payments (as defined) to qualifying farmers for seven years beginning with the 1996 crop. The agricultural market transition payments range on a declining scale from $2.75 per cwt for the 1996 crop to $2.03 per cwt in 2002 and replace similar payments of the 1990 Farm Bill. Unlike the payments under the 1990 Farm Bill, the agricultural market transition payments are fixed without reference to price levels. Other important provisions of the 1996 Farm Bill include the elimination of acreage reduction incentives and increased flexibility of farmers to plant crops other than rice as market conditions warrant. The changes introduced by the 1996 Farm Bill may have a significant impact on the supply and price level of rice grown in the United States.

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

     The manufacture and marketing of the Company's rice products are subject to regulation in the United States by federal regulatory agencies, including the Environmental Protection Agency, the Occupational Safety and Health Administration, the Food and Drug Administration ("FDA"), and by various state and local authorities. The FDA also regulates the labeling of the Company's products. The Company's operations outside the United States are subject to similar regulation in a number of countries. Compliance with existing requirements of such governmental bodies has not materially affected the Company's capital expenditures, earnings or competitive position.

     The Company's brands are protected by numerous trademark registrations in the United States and foreign jurisdictions. The Company believes that its registered trademarks have significant value, and are adequate to protect the brand names significant to its business.

     As of August 31, 1997, the Company employed approximately 2,751 employees, 22% of whom were covered by collective bargaining agreements. In Houston, Texas, the Company is a party to collective bargaining agreements with General Drivers, Warehousemen and Helpers Teamsters Local Union No. 968, covering a total of 216 employees. In Memphis, Tennessee, the Company is a party to a collective bargaining agreement with Teamsters Local Union No. 1196 covering 104 employees. In Guatemala, Kern is a party to a collective bargaining agreement with a local union covering 276 employees. The Company believes its labor relations are good.

ITEM 2.  PROPERTIES.

     The following table lists the Company's principal properties, all of which are owned unless otherwise indicated.

        LOCATION                       NATURE OF FACILITY         SQUARE FOOTAGE
---------------------------  ----------------------------------   --------------
Houston, Texas.............  Processing, packaging, technical         170,600
                               center, warehouse
Houston, Texas(1)..........  Corporate headquarters                    52,100
Abbeville, Louisiana.......  Processing, packaging, warehouse         137,200
Memphis, Tennessee.........  Packaging, warehouse                      99,700
Carlisle, Arkansas.........  Processing                                47,500
Edison, New Jersey(1)......  Warehouse                                 94,500
Orpington, England(1)......  Trading office                            11,100
Bristol, England(2)........  Distribution                             210,000
San Jose, Costa Rica.......  Production, packaging, warehouse         257,000
Guatemala City, Guatemala..  Production, packaging, warehouse         267,000

------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended June 29, 1997, no matter was submitted to a vote of the stockholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth in Item 8,
Note 10, "Capital stock", and Note 13, "Selected quarterly financial data (unaudited)."

     On August 21, 1997, the Board of Directors declared a quarterly cash dividend of $.10 per common share payable October 13, 1997 to stockholders of record on September 10, 1997.

     The Company has a continuing stock repurchase program which it announced on August 21, 1995. The program authorizes the repurchase of up to 500,000 shares of the Company's common stock from time to time. The Company has repurchased 168,800 shares as of September 8, 1997. The Company expects to finance any future repurchases from working capital, unused short-term credit lines and cash flow from operations.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table represents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1993 through 1997. All amounts are in thousands except per share data.

                                             1997        1996        1995        1994        1993
                                          ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
     Net sales..........................  $  460,183  $  440,492  $  427,229  $  419,143  $  378,730
     Income before extraordinary item...      20,025      18,342      14,931      17,480      13,176
     Net income.........................      20,025      18,342      14,931      16,443      13,176
     Earnings per share:
          Income before extraordinary
             item.......................        1.27        1.16        0.96        1.14        0.86
          Net income....................        1.27        1.16        0.96        1.07        0.86
BALANCE SHEET DATA (AT END OF YEAR):
     Total assets.......................  $  191,889  $  182,504  $  175,683  $  175,635  $  162,886
     Short-term debt and Current
       maturities of long-term debt.....       6,874      13,031      13,276      31,597      19,023
     Long-term debt, net of current
       maturities.......................       2,619       3,644       2,372       2,432      25,592
     Total debt.........................       9,493      16,675      15,648      34,029      44,615
     Stockholders' equity...............     127,076     116,506     106,795      90,654      74,449
     Dividends paid per share...........      0.3800      0.3466      0.2499      0.2000      0.1830

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.

GENERAL

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business.

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to currency fluctuations related to inventory purchases. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company enters into forward exchange contracts to hedge specific product commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity based on rates agreed to at the inception of the contracts. At June 29, 1997 the Company had established bank lines available to purchase forward exchange contracts in the amount of $41.6 million, of which $14.7 million was outstanding. Gains and losses deferred in outstanding instruments at year end were immaterial. As a matter of policy, the Company does not engage in foreign currency speculation and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

     The Company operates in various foreign countries and is therefore subject to currency fluctuations. Changes in the value of the United States dollar against these currencies will affect the Company's results of operations and financial position. When the United States dollar strengthens compared to other local currencies, the operating results of the Company's foreign units translate into fewer United States dollars, thus decreasing the revenues and expenses of the Company on a consolidated basis. If the United States dollar weakens against the other relevant currencies, the opposite occurs. The Company's foreign units attempt to minimize the effects of currency risk by borrowing externally in the local currency and by hedging their limited purchases made in foreign currencies when that option is available. As a matter of policy, the Company does not engage in currency speculation. Changes in exchange rates historically have not materially impacted the Company's net sales, costs or business practices and management expects this to continue.

     Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the results of operations or financial position for the three years ended June 29, 1997. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations of the Company's units located in that region because the Company has generally been able to pass on cost increases to its customers.

     The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

FISCAL 1997 COMPARED TO FISCAL 1996

     Sales in fiscal 1997 advanced to $460.2 million, which is an increase of $19.7 million or 4.5% over sales of $440.5 million in fiscal 1996. Domestic sales increased 8.9% or $22.6 million to $277.0 million in fiscal 1997 from $254.4 million last year. During the year the Company entered into a joint venture with a major rice milling company in Arkansas. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This venture added $0.7 million to domestic sales in the current year. In the domestic rice business, unit volumes increased by 9.5% accounting for $14.6 million of the increase in sales. A combination of product mix and higher prices added $7.3 million to sales. Sales increases were recorded in all sectors of the domestic rice business with the exception of the industrial sector where strong competition limited growth and volumes declined from the previous year. The retail sector recorded strong unit volume growth of 11.6% and sales increased by $13.4 million with $11.9 million of that increase related to the higher volumes. The export and commodity sectors also recorded good growth with sales increasing by $6.2 million and $5.7 million, respectively. Of the total increase of $11.9 million in these two sectors, $5.8 million was volume related and $6.1 million was related to product mix and higher prices. In the industrial sector sales declined by $4.2 million with $4.0 million related to lower volumes. In the foodservice sector, sales increased by $0.8 million. Increased volumes added $0.9 million to sales and a combination of price and product mix reduced sales by $0.1 million. In Central America, sales increased by $5.1 million or 7.4% to $74.8 million in fiscal 1997. Increased volumes added $3.0 million and higher prices added an additional $7.2 million, while unfavorable currency translation reduced sales by $5.1 million. Healthy volume gains were recorded in cookies and crackers, nectars and fruit juices and bean products. In Europe, sales declined by $8.0 million to $108.4 million primarily due to lower volumes as the Company discontinued certain lower margin products. Lower volumes reduced sales by $14.0 million and a combination of product mix and higher prices added $1.1 million to sales. Favorable currency translation added $4.9 million to sales.

     Gross profit increased 1.4% or $1.7 million to $125.3 million in fiscal 1997 from $123.6 million in fiscal 1996. As a percentage of sales, gross profit declined to 27.2% from 28.1% in the previous year. The major factor contributing to the reduced gross profit percentage was a reduction in gross profit both in absolute terms and as a percentage of sales in the domestic rice business. Gross profit in the domestic rice business was $93.4 million, which was $2.6 million or 2.7% below the gross profit in the prior year. Despite increased sales in this segment, gross profit declined as a result of the change in sales mix. Gross profit as a percentage of sales in the domestic rice business declined to 33.8% in fiscal 1997 from 37.8% in the same period last year. In fiscal 1997, a greater proportion of sales were in the regular white rice category which earns a lower gross profit than the value added rice products. Sales of value added rice products were negatively impacted by extremely competitive market conditions in the category. Lower advertising and promotional spending offset the reduction in gross profit as noted below. The gross profit for the Central American business increased by $3.5 million or 18.4% to $22.3 million in fiscal 1997. This increase in gross profit was the result of increased sales, improved operating efficiencies and better economic conditions in the region aided by the peace accord signed in December in Guatemala. Gross profit as a percentage of sales increased significantly to 29.7% in fiscal 1997 from 27.0% last year. In Europe, gross profit increased by $0.8 million or 9.9% to $9.6 million in the current year from $8.8 million in the prior year. Also, as a percentage of sales, gross profit increased to 8.9% from 7.5% last year. This improvement resulted primarily from discontinuation of sales of certain lower margin products.

     Spending for advertising, selling and warehousing expenses declined $2.6 million in fiscal 1997 to $75.8 million from $78.5 million last year. As a percentage of sales these expenses declined to 16.5% from 17.8% in the same period of the previous year. Spending in this category was approximately the same as last year for both the Central American and European businesses with the primary decline coming in the domestic rice business due to a reduction in spending for introductory and other promotional programs.

     Administrative and general expenses increased by $0.1 million to $19.4 million in fiscal 1997 from $19.3 million in the prior year. As a percentage of sales, this expense category declined to 4.2% from 4.4% last year. Most of the increase was related to normal inflationary increases.

     Income from operations increased $4.3 million or 16.4% to $30.1 million from $25.8 million in the previous year. As a percentage of sales, income from operations increased to 6.5% from 5.9%. Domestic operating income increased by $0.2 million to $17.7 million. This increase was primarily related to the decrease in advertising, selling and warehousing expenses as noted above. In Central America, operating income increased $3.2 million or 46.2% to $9.9 million from $6.7 million last year. The increase in operating income was directly related to the increase in gross profit as discussed above. In Europe, income from operations increased by $0.9 million or 49.8% to $2.5 million from $1.6 million in the same period last year. This increase, also, was directly related to the improved gross profit previously discussed.

     Other income decreased by $0.8 million. The Company recorded an asset impairment charge of $0.8 million related to the planned disposition of its equity method investment in a European joint venture operation. Gains from the sale of marketable securities increased by $0.7 million and interest income increased by $0.1 million in the current year. Interest expense was reduced primarily in Central America and Europe by $0.8 million due to reduced financing requirements for working capital. Miscellaneous other expenses increased by a net $1.4 million. Dividend income was reduced by $0.3 million due to the sale of marketable securities. Commercial grain storage income was $0.2 million lower. Also, the Company recorded a $0.1 million loss on the sale of assets while in the prior year a gain of $0.1 million was recognized. Income from a former business venture was $0.5 million lower and other miscellaneous expenses increased by $0.2 million.

     Income tax expense increased to $9.6 million from $7.8 million recorded in the previous year. As a percentage of income before income taxes, tax expense increased to 31.9% from 29.4% last year. In the prior year, income tax expense was favorably impacted by a favorable opinion received by the Company in Costa Rica regarding previously applied for investment tax credits. In Guatemala, the authorities passed an extraordinary tax that partially offset the benefit received in Costa Rica. The net effect was a reduction in income tax expense and excluding this benefit the effective tax rate would have been 31.2%.

FISCAL 1996 COMPARED TO FISCAL 1995

     Sales in fiscal 1996 totaled $440.5 million, an increase of $13.3 million or 3.1% from fiscal 1995 sales, which were $427.2 million. Domestic sales increased 5.4% or $12.9 million to $254.4 million from $241.5 million in the prior year. A unit volume increase of 3.2% added $7.6 million to sales and a combination of product mix and higher prices added an additional $5.3 million. Sales increases were recorded in all sectors of the domestic rice business with the exception of the foodservice sector where strong competition limited growth and volumes were essentially flat. The retail sector accounted for 74.4% of total domestic sales which was up from 73.7% in the prior year. Within this sector, sales of value-added instant rice and prepared rice mixes increased unit volumes by 8.6% and sales by $8.7 million or 10.6%. Of the $8.7 million increase in sales for these value-added products, increased volumes accounted for $7.1 million of the increase and sales mix contributed an additional $1.6 million. Sales to industrial customers increased $0.7 million or 5.4% on a 6.4% increase in unit volumes. Sales in the export/commodity area increased $2.9 million or 6.9% to $45.8 million. In Central America, sales increased $1.1 million or 1.6% to $69.7 million from $68.6 million in the previous year. Volume gains added $1.4 million and higher prices added an additional $7.6 million while unfavorable currency translation reduced sales by $7.9 million. A difficult economic environment in Guatemala as well as strong competition from lower cost goods smuggled in from Mexico and local competitors combined to reduce sales of the Company's fruit nectar and juice products. Unit case volumes were down 3.5% and dollar sales were down 7.1%. Strong gains were recorded by the cookie and cracker business in Central America. Unit volumes increased 7.9% and dollar volume increased by 11.1%. New products were responsible for the majority of the sales increase. In Europe, sales declined by $0.8 million to $116.4 million in fiscal 1996 from $117.2 million in the prior year. Increased volumes, principally in dried fruit and packaged meat products, added $2.4 million to sales while a change in product mix reduced sales by $0.3 million and unfavorable currency translation reduced sales an additional $2.9 million.

     Gross profit increased $0.8 million or 0.6% to $123.6 million in fiscal 1996 from $122.8 million in the previous year. As a percentage of sales, gross profit declined slightly to 28.1% from 28.8% in the prior year. In the domestic rice business gross profit increased by $1.9 million to $96.0 million from $94.1 million in the prior year. The increase in gross profit was directly related to the increase in sales volume. As a percentage of sales, gross profit in the domestic business declined to 37.8% from 39.0%. The decline in gross profit as a percentage of sales was due to increased rice costs. However, as noted below, market conditions allowed for a reduction in promotional spending which more than recovered the reduction in the gross profit percentage. The gross profit for the Central American business decreased by $0.8 million to $18.8 million and also declined as a percentage of sales to 27.0% from 28.5% in fiscal 1995. The reduced margin for this segment was a result of the competitive market for fruit nectar and juice products. In Europe, gross margin declined by $0.4 million as a result of increased costs associated with certain canned tomato products.

     Advertising, selling and warehousing expenses of $78.4 million were $2.7 million or 3.3% less than the $81.1 million recorded in fiscal 1995. As a percentage of sales this expense was 17.8% in fiscal 1996 versus 19.0% in the prior year. In the domestic business, these expenses were $3.4 million less than the prior year and were 25.3% of sales compared to 28.0% in fiscal 1995. The reduced expenses were primarily in marketing and promotional spending. In fiscal 1996 rice costs were escalating over the prior year's costs which reduced the need for competitive promotional spending. In Central America, selling and promotional spending increased by $0.9 million. The increase was about evenly divided between the cookie and cracker product lines where the increased spending was related to the volume increase and the fruit nectar and juice business where the increased spending was to counter competitive market conditions.

     Administrative and general expenses decreased by $0.1 million to $19.3 million in fiscal 1996. These expenses declined as a result of improved cost control and lower legal expenses. As a percentage of sales, this expense category declined to 4.4% from 4.5% in fiscal 1995.

     Income from operations increased $3.5 million or 15.7% to $25.8 million from $22.3 million in the previous year. Domestic operating income increased $5.7 million or 47.7% to $17.4 million. This increase resulted from the gross profit increase and the reduction in advertising, selling and warehousing costs. In Central America, income from operations declined by $1.8 million to $6.7 million from $8.5 million in fiscal 1995. This decline in operating income is directly attributable to the significant operating difficulties encountered by the fruit nectar and juice business as discussed above. Gross profit was reduced because of lower volumes and additional funds were committed to promotional campaigns to counter the competitive pressure. Operating income in Europe declined by $0.4 million to $1.6 million. This decline was directly related to the lower gross profit.

     Other income increased by $0.8 million to $0.6 million from an expense of $0.2 million in fiscal 1995. Gains from the sale of marketable securities increased $0.2 million to $1.0 million in fiscal 1996. Interest expense decreased by $0.3 million. Interest expense was lower for the domestic operations by $0.4 million and for the European operations by $0.2 million due to lower working capital requirements. In Central America, interest expense was higher than last year by $0.3 million. The increase in expense was related to the unexpected decline in fruit nectar and juice sales and the resulting higher level of working capital. Equity in the earnings of affiliates increased by $0.2 million to $1.8 million in the prior year.

     While income tax expense increased $0.8 million to $7.8 million from $7.0 million last year, as a percentage of income before income taxes, taxes decreased to 29.4% from 31.4% last year. The lower rate is the result of two unusual events in Central America. In Costa Rica, the Company received a favorable court opinion regarding previously applied for tax credits that reduced tax expense. Offsetting this favorable event, the government in Guatemala passed an extraordinary tax in the final quarter of the year, which increased tax expense. Excluding these unusual items, the effective tax rate would have been 31.2%

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during fiscal 1997. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company's primary sources of liquidity are cash provided by operating activities and external borrowing. A strong working capital position and continued profitable operations are the key factors that allow the Company to generate most of its capital requirements internally.

     The Company's total of cash and marketable securities at June 29, 1997 exceeded total debt by $2.0 million. The ratio of debt to total capitalization (total debt plus stockholders' equity) decreased to 7.0% at the end of fiscal 1997 from 12.5% the previous year. The current ratio increased to 2.3 in fiscal 1997 from 2.2 at the end of the prior year.

     Consistent with historical results, operations provided a strong, positive cash flow in fiscal 1997, which resulted in net cash provided by operations of $27.8 million. This represented an increase of $15.1 million from the prior year. Net income increased by $1.7 million or 9.2% to $20.0 million and non-cash depreciation and amortization charges increased by $0.9 million. Based on the Consolidated Statement of Cash Flows which eliminates the effect of fluctuations in foreign currency translation rates, working capital requirements were reduced and cash of $5.1 million was provided compared to the prior year when working capital requirements increased and used $11.5 million. The largest change was in inventory levels. In fiscal 1997, inventories decreased by $5.2 million whereas in the prior year inventories increased by $4.2 million. In fiscal 1996, other assets were reduced by $3.5 million due principally to a dividend received from a joint venture, which was not repeated in fiscal 1997. For the three year period ended June 29, 1997, net cash provided by operations has exceeded capital expenditures by $21.0 million. The capital spending program in fiscal 1997 was focused on expanding capacity and cost reduction projects in the domestic rice business and also included a $10.9 million investment in an energy cogeneration joint venture project with a major rice milling company in Arkansas. The Company's net investment in this cogeneration project was $6.0 million after deducting $4.9 million contributed by the other joint venture partner.

     Dividends paid per share of common stock increased 9.6% to $0.38 in fiscal 1997.

     In fiscal 1996, the board of directors of the Company authorized the open-market repurchase, from time to time, of up to 500 thousand shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During 1997 the Company spent $2.2 million to repurchase 136.8 thousand shares at an average price of $16.10 per share. Through the end of fiscal 1997, the Company has repurchased a total of 164.8 thousand shares and 35.1 thousand shares have been reissued upon exercise of employee stock options.

     The Company has an aggregate of $45.0 million in domestic, short-term, unsecured revolving credit facilities with two banks. Under the terms of these facilities, the Company has the option of borrowing at the bank's prime rate or at the Eurodollar rate plus 3/8%. At June 29, 1997, the Company had $2.0 million in loans and $1.7 million in letters of credit outstanding under these credit facilities. One of these facilities will expire in fiscal 1998 and the Company expects to renew the facility for another one-year period. One of the agreements contains limited financial covenants and the Company is currently in compliance with all of these covenants.

     The Company's international operations are financed internally or through borrowings in local currency without the benefit of parent Company guarantees, with the exception of the Company's United Kingdom operations, for which the Company provides a guarantee for a 5/84.0 million revolving short-term credit facility. This facility expires in February 1998 and at June 29, 1997 no loans were outstanding under this facility. The Company's foreign subsidiaries have a total of $17.0 million in short-term credit lines from local sources and at June 29, 1997, the subsidiaries have borrowed a total of $3.0 million.

     The Company holds a portfolio of marketable securities with a market value of $4.4 million at June 29, 1997, which is available to provide additional liquidity.

     The Company believes that the combination of its working capital, unused and available short-term credit lines and cash flow from operations will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

FORWARD LOOKING STATEMENTS

     The statements contained in this Form 10-K include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Consolidated Financial Statements:

     Report of Independent Public Accountants .............................  12

     Consolidated Balance Sheets as of June 29, 1997, and June 30, 1996 ...  13

     Consolidated Statements of Income for the fiscal years ended
       June 29, 1997, June 30, 1996, and July 2, 1995 .....................  14

     Consolidated Statements of Capital Accounts and Retained Earnings
       for the fiscal years ended June 29, 1997, June 30, 1996, and
       July 2, 1995 .......................................................  15

     Consolidated Statements of Other Equity Accounts for the fiscal years ended June 29, 1997, June 30, 1996, and July 2, 1995 .........  15

     Consolidated Statements of Cash Flows for the fiscal years ended
       June 29, 1997, June 30, 1996, and July 2, 1995 .....................  16

     Notes to Consolidated Financial Statements ...........................  17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Riviana Foods Inc.:

     We have audited the accompanying consolidated balance sheets of Riviana Foods Inc. (a Delaware corporation) and subsidiaries as of June 29, 1997, and June 30, 1996, and the related consolidated statements of income, capital accounts and retained earnings, other equity accounts and cash flows for each of the three fiscal years in the period ended June 29, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riviana Foods Inc. and subsidiaries as of June 29, 1997, and June 30, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP
Houston, Texas
August 12, 1997

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           JUNE 29, 1997     JUNE 30, 1996
                                           -------------     -------------

                 ASSETS
CURRENT ASSETS:
     Cash...............................     $   4,562         $   7,086
     Cash equivalents...................         2,478               304
     Marketable securities..............         4,405             8,244
     Accounts receivable, less allowance
      for doubtful accounts of $529 and
      $419..............................        43,493            42,109
     Inventories........................        48,454            52,884
     Prepaid expenses...................         2,295             1,987
                                           -------------     -------------
          Total current assets..........       105,687           112,614
PROPERTY, PLANT AND EQUIPMENT:
     Land...............................         3,550             3,466
     Buildings..........................        21,848            20,334
     Machinery and equipment............        81,830            62,468
                                           -------------     -------------
       Property, plant and
        equipment -- gross..............       107,228            86,268
     Less -- Accumulated depreciation...       (38,065)          (33,921)
                                           -------------     -------------
       Property, plant and
        equipment -- net................        69,163            52,347
DUE FROM AFFILIATES.....................                              55
INVESTMENTS IN UNCONSOLIDATED
  AFFILIATES............................        11,471            12,176
OTHER ASSETS............................         5,568             5,312
                                           -------------     -------------
          Total assets..................     $ 191,889         $ 182,504
                                           =============     =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt....................     $   5,011         $  10,770
     Current maturities of long-term
      debt..............................         1,863             2,261
     Accounts payable...................        20,629            22,204
     Accrued liabilities................        13,940            12,418
     Income taxes payable...............         5,382             3,968
                                           -------------     -------------
          Total current liabilities.....        46,825            51,621
LONG-TERM DEBT, net of current
  maturities............................         2,619             3,644
DUE TO AFFILIATES.......................           135
DEFERRED INCOME TAXES...................         5,884             6,348
OTHER NONCURRENT LIABILITIES............         2,995             2,970
COMMITMENTS AND CONTINGENCIES...........
MINORITY INTERESTS......................         6,355             1,415
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par, 5,000
      shares authorized, none issued....
     Common stock, $1 par, 24,000 shares
      authorized, 15,883 issued.........        15,883            15,883
     Paid-in capital....................         6,215             6,067
     Retained earnings..................       109,851            96,036
     Unrealized gains on marketable
      securities, net of taxes..........         2,273             2,364
     Cumulative foreign currency
      translation adjustment............        (5,059)           (3,636)
     Treasury stock, at cost, 130 and 16
      shares............................        (2,087)             (208)
                                           -------------     -------------
          Total stockholders' equity....       127,076           116,506
                                           -------------     -------------
          Total liabilities and
              stockholders' equity......     $ 191,889         $ 182,504
                                           =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEARS ENDED
                                           ----------------------------------------------
                                           JUNE 29, 1997    JUNE 30, 1996    JULY 2, 1995
                                           -------------    -------------    ------------
NET SALES...............................     $ 460,183        $ 440,492        $427,229
COST OF SALES...........................       334,837          316,913         304,381
                                           -------------    -------------    ------------
     Gross profit.......................       125,346          123,579         122,848
                                           -------------    -------------    ------------
COSTS AND EXPENSES:
     Advertising, selling and
       warehousing......................        75,879           78,445          81,102
     Administrative and general.........        19,413           19,311          19,429
                                           -------------    -------------    ------------
          Total costs and expenses......        95,292           97,756         100,531
                                           -------------    -------------    ------------
          Income from operations........        30,054           25,823          22,317
OTHER INCOME (EXPENSE):
     Gain on sale of marketable
       securities.......................         1,676              977             753
     Interest income....................           587              465             403
     Interest expense...................        (2,002)          (2,814)         (3,089)
     Equity in earnings of
       unconsolidated affiliates........           796            1,819           1,665
     Other income (expense).............        (1,189)             176              99
                                           -------------    -------------    ------------
          Total other income
             (expense)..................          (132)             623            (169)
                                           -------------    -------------    ------------
          Income before income taxes and
             minority interests.........        29,922           26,446          22,148
INCOME TAX EXPENSE......................         9,559            7,770           6,963
MINORITY INTERESTS IN EARNINGS OF
  CONSOLIDATED SUBSIDIARIES.............           338              334             254
                                           -------------    -------------    ------------
     Net income.........................     $  20,025        $  18,342        $ 14,931
                                           =============    =============    ============
     Earnings per share.................     $    1.27        $    1.16        $   0.96
                                           =============    =============    ============
     Weighted average common shares
       outstanding......................        15,814           15,873          15,534
                                           =============    =============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                             COMMON STOCK                               TREASURY STOCK
                           -----------------    PAID-IN    RETAINED    -----------------
                           SHARES    AMOUNT     CAPITAL    EARNINGS    SHARES    AMOUNT      TOTAL
                           ------    -------    -------    --------    ------    -------   ---------
BALANCE, July 3, 1994....  15,378    $15,378    $1,021     $ 73,565                        $  89,964

    Net income...........                                    14,931                           14,931
    Sales of common
      stock, net of
      initial public
      offering expenses
      of $1,040..........     511        511     4,103                                         4,614
    Dividends declared
      ($.3333 per
      share).............                                    (5,167)                          (5,167)
    Repurchase of common
      stock..............      (6)        (6)       (5)         (15)                             (26)
    Collection of
      employee discount
      on stock...........                          941                                           941
                           ------    -------    -------    --------                        ---------
BALANCE, July 2, 1995....  15,883     15,883     6,060       83,314                          105,257

    Net income...........                                    18,342                           18,342
    Sales of common
      stock..............                                       (12)      12     $   158         146
    Dividends declared
      ($.3533 per
      share).............                                    (5,608)                          (5,608)
    Repurchases of common
      stock..............                            7                   (28)       (366)       (359)
                           ------    -------    -------    --------    ------    -------   ---------
BALANCE, June 30, 1996...  15,883     15,883     6,067       96,036      (16)       (208)    117,778

    Net income...........                                    20,025                           20,025
    Sales of common
      stock..............                                       (47)      23         323         276
    Dividends declared
      ($.39 per share)...                                    (6,163)                          (6,163)
    Repurchases of common
      stock..............                                               (137)     (2,202)     (2,202)
    Collection of
      employee discount
      on stock...........                          117                                           117
    Tax credit for
      disqualifying
      dispositions of
      stock..............                           31                                            31
                           ------    -------    -------    --------    ------    -------   ---------
BALANCE, June 29, 1997...  15,883    $15,883    $6,215     $109,851     (130)    $(2,087)  $ 129,862
                           ======    =======    =======    ========    ======    =======   =========

                CONSOLIDATED STATEMENTS OF OTHER EQUITY ACCOUNTS
                                 (IN THOUSANDS)

                                            UNREALIZED     CUMULATIVE
                                             GAINS ON        FOREIGN
                                            MARKETABLE      CURRENCY
                                           SECURITIES,     TRANSLATION
                                           NET OF TAXES    ADJUSTMENT
                                           ------------    -----------
BALANCE, July 3, 1994...................      $2,125         $(1,435)

    Marketable securities, net of taxes:
         Realized (gains)...............        (490)
         Unrealized gains...............         405
    Effect of balance sheet
     translations.......................                         933
                                           ------------    -----------
BALANCE, July 2, 1995...................       2,040            (502)

    Marketable securities, net of taxes:
         Realized (gains)...............        (634)
         Unrealized gains...............         958
    Effect of balance sheet
     translations.......................                      (3,134)
                                           ------------    -----------
BALANCE, June 30, 1996..................       2,364          (3,636)

    Marketable securities, net of taxes:
         Realized (gains)...............      (1,161)
         Unrealized gains...............       1,070
    Effect of balance sheet
     translations.......................                      (1,423)
                                           ------------    -----------
BALANCE, June 29, 1997..................      $2,273         $(5,059)
                                           ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEARS ENDED
                                          --------------------------------------------
                                          JUNE 29, 1997   JUNE 30, 1996   JULY 2, 1995
                                          -------------   -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.........................    $  20,025       $  18,342       $ 14,931
     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Depreciation and
             amortization...............        5,228           4,328          5,190
          Deferred income taxes.........         (413)            551           (357)
          Gain on disposition of
             assets.....................       (1,566)         (1,068)          (911)
          Equity in earnings of
             unconsolidated
             affiliates.................         (796)         (1,819)        (1,665)
          Change in assets and
             liabilities:
               Accounts receivable,
                  net...................         (187)         (3,012)         1,391
               Inventories..............        5,193          (4,167)         2,185
               Prepaid expenses.........         (177)           (415)          (439)
               Other assets.............          (18)          3,452            827
               Accounts payable and
                  accrued liabilities...       (1,224)         (3,898)         4,059
               Income taxes payable.....        1,448             (33)        (2,827)
               Other noncurrent
                  liabilities...........           67             172            263
               Minority interests.......          242             249            166
                                          -------------   -------------   ------------
                     Net cash provided
                       by operating
                       activities.......       27,822          12,682         22,813
                                          -------------   -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and
       equipment........................      (22,031)        (11,041)        (9,275)
     Proceeds from disposals of
       property, plant and equipment....           63             432            243
     Investment by joint venture
       partner..........................        4,759             749
     Proceeds from sale of marketable
       securities.......................        5,503           3,594          1,056
     Due from (to) affiliates...........         (707)            593         (1,489)
     Increase in marketable
       securities.......................          (95)           (335)          (228)
     Other..............................           52              14             59
                                          -------------   -------------   ------------
                     Net cash used in
                       investing
                       activities.......      (12,456)         (5,994)        (9,634)
                                          -------------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in short-term debt........       (5,903)           (560)       (18,266)
     Additions to long-term debt........          763           5,835          2,238
     Repayments of long-term debt.......       (2,440)         (3,753)        (2,368)
     Dividends paid.....................       (6,017)         (5,504)        (3,844)
     Repurchases of common stock........       (2,202)           (359)           (26)
     Sales of common stock, net of
       initial public offering expenses
       in 1995..........................          276             146          4,614
     Collection of employee discount on
       stock............................          117                            941
                                          -------------   -------------   ------------
                     Net cash used in
                       financing
                       activities.......      (15,406)         (4,195)       (16,711)
                                          -------------   -------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS..................         (310)           (245)           (18)
                                          -------------   -------------   ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................         (350)          2,248         (3,550)
CASH AND CASH EQUIVALENTS, beginning of
  period................................        7,390           5,142          8,692
                                          -------------   -------------   ------------
CASH AND CASH EQUIVALENTS, end of
  period................................    $   7,040       $   7,390       $  5,142
                                          =============   =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 29, 1997, JUNE 30, 1996, AND JULY 2, 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)  ORGANIZATION AND NATURE OF BUSINESS:

     Riviana Foods Inc. (Riviana) and subsidiaries (collectively, Company) are primarily engaged in the processing, marketing and distributing of rice and other food products. The Company has rice operations in the United States and in Belgium through unconsolidated affiliates, Boost Distribution C.V. (Boost) and Herto N.V. (Herto), food operations in Guatemala and Costa Rica, Alimentos Kern de Guatemala, S.A., (Kern) and Pozuelo, S.A., (Pozuelo) and a food distribution operation in the United Kingdom, Stevens & Brotherton Ltd. (S&B).

     In the United States, the Company processes, markets and distributes branded and private-label rice products to the retail grocery trade and food service industry, rice and rice by-products to industrial customers and branded products to Puerto Rico and international markets. Riviana's primary domestic brand names are Success(Registered Trademark), Mahatma(Registered Trademark), Carolina(Registered Trademark), River(Registered Trademark), Watermaid(Registered Trademark), Sello Rojo(Registered Trademark) and El Mago(Registered Trademark).

     Through unconsolidated affiliates Boost and Herto, the Company processes and sells packaged rice products under the Bosto(Registered Trademark) brand within Belgium, private-label packaged rice products to major retailers in the European Union and both bulk and branded rice products to Eastern Europe and other export markets.

     In Central America, Kern produces and markets a wide range of processed fruits and vegetables under the Kern's(Registered Trademark), Ducal(Registered Trademark), Koolfrut(Registered Trademark) and Fun-C(Registered Trademark) brands. Pozuelo produces and markets cookies and crackers under the Pozuelo(Registered Trademark) brand. Both Kern's and Pozuelo's products are sold primarily in Central America with some products under the Ducal(Registered Trademark) and Pozuelo(Registered Trademark) brands exported to certain United States markets.

     S&B distributes rice under the Phoenix brand and private labels as well as other food products in the United Kingdom to retail, wholesale, food service and industrial customers.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  FISCAL REPORTING PERIODS

     The Company operates on a 52/53 week fiscal year ending on the Sunday closest to June 30. This period is utilized as it is a natural business year closely coinciding with the rice crop year in the southern United States, rice being the largest component of the Company's sales. All fiscal years presented are 52-week fiscal years.

  CONSOLIDATION

     The consolidated financial statements include the accounts of Riviana and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company has equity investments in certain food processing, marketing and distribution companies, which are accounted for utilizing the equity method of accounting. Ownership interests range from 33 to 50 percent in these unconsolidated affiliates.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following represents summarized financial information with respect to the assets, liabilities and results of operations of the unconsolidated affiliates.

BALANCE SHEET DATA                         JUNE 29, 1997     JUNE 30, 1996
----------------------------------------   -------------     -------------
Current assets..........................      $28,809           $33,685
Noncurrent assets.......................       15,866            16,965
                                           -------------     -------------
     Total assets.......................      $44,675           $50,650
                                           =============     =============
Current liabilities.....................      $12,981           $21,728
Noncurrent liabilities..................        8,365             4,807
Common equity:
  Riviana...............................       10,986            11,400
  Other.................................       12,343            12,715
                                           -------------     -------------
     Total liabilities and equity.......      $44,675           $50,650
                                           =============     =============

INCOME STATEMENT DATA                        1997        1996        1995
----------------------------------------  ----------  ----------  ----------
Net sales...............................  $  122,734  $  129,620  $  112,488
Gross profit............................      16,496      16,467      16,405
Income before income taxes..............       4,311       5,845       4,742
Net income..............................       3,042       3,846       3,444
Equity in earnings of unconsolidated
  affiliates............................         796       1,819       1,665

  CHANGES IN ACCOUNTING PRINCIPLES

     Effective July 3, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and SFAS No. 123, "Accounting for Stock-Based Compensation". As allowed by SFAS No. 123, the Company elected to continue to account for stock option grants in accordance with Accounting Principles Board
(APB) Opinion No. 25, and, accordingly, will recognize no compensation expense for stock options granted, as all option plans require that the option exercise price be equal to the fair value of the common stock at the date of grant. See
Note 11 for the pro forma impact of adoption of SFAS No. 123. Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The effect of adopting these statements had no material impact on the results of operations. The initial effect of adopting SFAS No. 115 was recorded as an increase in stockholders' equity of $2,125, net of taxes.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 128, "Earnings per Share", was issued in February 1997. The Company will adopt SFAS No. 128 in the second quarter of 1998. When adopted, SFAS No. 128 requires the retroactive restatement of all earnings per share reported. Had the Company adopted the statement in the current year, earnings per share would have been as follows:

                                            1997       1996          1995
                                          ---------  ---------       -----
Basic...................................  $    1.27  $    1.16       $ .96
Diluted.................................       1.26       1.15         .96

     SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997. The Company will adopt SFAS No. 130 in the first quarter of 1999. Had SFAS No. 130 been adopted as of June 29, 1997, net income, as reported, would have been adjusted by changes in unrealized gains on marketable securities, net of taxes, and cumulative foreign currency translation adjustment.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     For purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

  ACCOUNTS RECEIVABLE

     In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provision for any potentially uncollectible balances. Management believes that the Company has no significant concentrations of credit risk and has incurred no impairments in the carrying values of its accounts receivable, other than that for which provision has been made.

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories were composed of the following:

                                           JUNE 29, 1997    JUNE 30, 1996
                                           -------------    -------------
Raw materials...........................      $ 8,555          $10,697
Work in process.........................           31               34
Finished goods..........................       33,130           34,959
Packaging supplies......................        6,738            7,194
                                           -------------    -------------
     Total..............................      $48,454          $52,884
                                           =============    =============

  PROPERTY, PLANT AND EQUIPMENT

     Land, buildings, machinery and equipment are stated at cost. Depreciation is provided for financial reporting purposes on the straight-line basis over the following estimated useful lives:

Buildings...............................    30 to 40 years
Machinery and equipment.................     3 to 15 years

     Maintenance, repairs and minor replacements are charged against income as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and the related accumulated depreciation is removed from the accounts at the time of disposition, and any resulting gain or loss is reflected as other income or expense for the period.

  OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities are composed primarily of certain postretirement benefits and staff termination indemnities.

  REVENUE RECOGNITION

     Sales are recognized when products are shipped.

  ADVERTISING

     The costs of advertising, promotion and marketing programs are charged to operations in the period incurred.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  TRANSLATION OF FOREIGN CURRENCIES

     The assets and liabilities of consolidated foreign subsidiaries are translated into United States dollars at exchange rates in effect at the date of the financial statements. Revenues and expenses are translated at the average rates during the reporting periods. Resulting translation gains and losses are accumulated as a separate component of stockholders' equity. Because the Company follows the policy of not providing taxes on unremitted foreign earnings as discussed in Note 6, such translation gains and losses are not tax effected.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash, cash equivalents, trade receivables, trade payables and debt instruments. The Company periodically reviews these instruments for any impairment of value and records a provision for any impairment identified. The book values of these instruments are considered to be representative of their respective fair values.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to currency fluctuations related to inventory purchases. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company enters into forward exchange contracts to hedge specific product commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on rates agreed to at the inception of the contracts. At June 29, 1997, the Company had established bank lines available to purchase forward exchange contracts in the amount of $41,645, of which $14,724 was outstanding. Gains and losses deferred in outstanding instruments at year end were immaterial. As a matter of policy, the Company does not engage in foreign currency speculation and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

  RECLASSIFICATION

     Certain prior-year balances have been reclassified to conform with the current-year presentation.

(3)  MARKETABLE SECURITIES:

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".
The Company's marketable securities consist of high-grade equity securities that are all considered available for sale. Available-for-sale securities, securities that the Company purchased without any specific intent to sell in the near term, are carried at fair value with unrealized gains and losses included directly in stockholders' equity, net of applicable deferred income taxes. The basis upon which costs were determined in computing realized gains was specific identification.

                                           JUNE 29, 1997    JUNE 30, 1996
                                           -------------    -------------
Aggregate fair value....................      $ 4,405          $ 8,244
Cost basis..............................          908            4,608
                                           -------------    -------------
     Unrealized net gain before taxes...        3,497            3,636
Income taxes............................        1,224            1,272
                                           -------------    -------------
     Unrealized gain, net of taxes......      $ 2,273          $ 2,364
                                           =============    =============
Unrealized gains........................      $ 3,503          $ 3,696
Unrealized losses.......................           (6)             (60)
                                           -------------    -------------
     Unrealized net gain before taxes...      $ 3,497          $ 3,636
                                           =============    =============

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                            1997       1996       1995
                                          ---------  ---------  ---------
Proceeds from sales of marketable
  securities............................  $   5,503  $   3,594  $   1,056
Realized gross gains....................      1,681        992        753
Realized gross losses...................         (5)       (15)

(4)  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:

                                           JUNE 29, 1997    JUNE 30, 1996
                                           -------------    -------------
Payroll, commissions and bonuses........      $ 7,508          $ 5,936
Coupon redemption and advertising.......        2,185            2,386
Taxes, other than income taxes..........        1,132            1,425
Other...................................        3,115            2,671
                                           -------------    -------------
          Total.........................      $13,940          $12,418
                                           =============    =============

(5)  BORROWING ARRANGEMENTS:

     Interest rates related to short-term debt vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest. The weighted average interest rate at June 29, 1997, and June 30, 1996, was 14.5% and 9.4%. A portion of the short-term debt at June 29, 1997, and June 30, 1996, is secured by certain assets of the foreign subsidiaries. The Company has unused lines of credit totaling about $55,205 at June 29, 1997, net of borrowings and $1,740 in letters of credit.

     Long-term debt consisted of the following:

                                           JUNE 29, 1997    JUNE 30, 1996
                                           -------------    -------------
Total long-term debt....................      $ 4,482          $ 5,905
Less -- Current maturities..............        1,863            2,261
                                           -------------    -------------
     Long-term debt, net of current
       maturities.......................      $ 2,619          $ 3,644
                                           =============    =============

     Total long-term debt at June 29, 1997, matures as follows:

1998....................................  $   1,863
1999....................................      1,124
2000....................................        803
2001....................................        211
2002....................................        160
Thereafter..............................        321
                                          ---------
          Total.........................  $   4,482
                                          =========

     Total interest paid was $2,025, $2,862 and $3,063 for 1997, 1996 and 1995.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6)  INCOME TAXES:

     The provision for income taxes consisted of the following:

                                            1997       1996       1995
                                          ---------  ---------  ---------
Federal.................................  $   6,432  $   2,140  $   4,506
State...................................        556        523        532
Foreign.................................      3,035      1,805      2,322
                                          ---------  ---------  ---------
     Total current provision............     10,023      4,468      7,360
                                          ---------  ---------  ---------
Federal.................................       (443)     3,316       (396)
Foreign.................................        (21)       (14)        (1)
                                          ---------  ---------  ---------
     Total deferred provision
       (benefit)........................       (464)     3,302       (397)
                                          ---------  ---------  ---------
     Income tax expense.................  $   9,559  $   7,770  $   6,963
                                          =========  =========  =========
Total income taxes paid.................  $   8,396  $   7,807  $  10,356
                                          =========  =========  =========

     The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the consolidated statements of income was as follows:

                                        1997                    1996                    1995
                                --------------------    --------------------    --------------------
                                             PERCENT                 PERCENT                 PERCENT
                                   TAX         OF          TAX         OF          TAX         OF
                                 EXPENSE     PRETAX      EXPENSE     PRETAX      EXPENSE     PRETAX
                                (BENEFIT)    INCOME     (BENEFIT)    INCOME     (BENEFIT)    INCOME
                                ----------   -------    ----------   -------    ----------   -------
Taxes at U.S. federal
  statutory rate..............   $  10,473     35.0%     $   9,256     35.0%     $   7,752     35.0%
Resolution of issues at less
  than estimate previously
  provided....................                              (2,032)    (7.7)
Foreign earnings subject to
  tax rates that are different
  than the U.S. federal
  statutory rate..............        (923)    (3.1)          (443)    (1.7)        (1,082)    (4.9)
State taxes, net of federal
  benefit.....................         362      1.2            340      1.3            346      1.6
Taxes on dividends received
  from foreign subsidiaries...         211      0.7            495      1.9            318      1.4
Other.........................        (564)    (1.9)           154       .6           (371)    (1.7)
                                ----------   -------    ----------   -------    ----------   -------
     Income tax
       expense / effective
       rate...................   $   9,559     31.9%     $   7,770     29.4%     $   6,963     31.4%
                                ==========   =======    ==========   =======    ==========   =======

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of deferred taxes were as follows:

                                           JUNE 29, 1997     JUNE 30, 1996
                                           -------------     -------------
Staff termination indemnities...........      $   328           $   705
Accrued employee benefits...............          948               691
State taxes.............................          823               770
Accrued liabilities.....................        1,214             1,361
Allowance for doubtful accounts.........          160               129
Other...................................           33                54
                                           -------------     -------------
     Total deferred tax assets..........        3,506             3,710
                                           -------------     -------------
Property, plant and equipment and
  other.................................        6,626             6,696
Inventory...............................        1,540             2,041
Marketable securities...................        1,224             1,321
                                           -------------     -------------
     Total deferred tax liabilities.....        9,390            10,058
                                           -------------     -------------
          Net deferred tax
             liabilities................      $ 5,884           $ 6,348
                                           =============     =============

     Income before income taxes, minority interest and extraordinary item of foreign subsidiaries was $10,959, $6,878 and $9,384 for 1997, 1996 and 1995.

     The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, since such earnings are considered to be permanently invested. Cumulative unremitted earnings of foreign subsidiaries were $32,967, $30,274 and $27,843 as of June 29, 1997, June 30, 1996, and July 2, 1995.

(7)  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS:

     Riviana has a defined benefit plan covering substantially all United States employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute annually at least the minimum amount actuarially necessary to provide for retirement benefits.

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets:

                                           JUNE 29, 1997    JUNE 30, 1996
                                           -------------    -------------
Actuarial present value of benefit
  obligations:
  Accumulated benefit obligation,
     including vested benefits of
     $12,799 and $11,040................      $14,901          $12,802
                                           =============    =============
  Projected benefit obligation for
     service rendered through fiscal
     year end...........................      $17,717          $15,010
Plan assets at fair value, primarily
  listed stocks, short-term cash
  investments, and government
  securities............................       17,453           14,401
                                           -------------    -------------
Plan assets below projected benefit
  obligation............................         (264)            (609)
Unrecognized net asset at June 29, 1987,
  net of amortization, arising from the
  initial application of SFAS No. 87
  being recognized over nine years......                            (3)
Unrecognized net (gain) loss from
  experience different from that
  assumed...............................          (97)             728
Unrecognized prior service costs........          400              275
                                           -------------    -------------
          Prepaid pension cost included
             in accrued liabilities.....      $    39          $   391
                                           =============    =============

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net pension costs included the following components:

                                            1997       1996       1995
                                          ---------  ---------  ---------
Service cost-benefits earned during the
  year..................................  $   1,719  $   1,588  $   1,408
Interest cost on projected benefit
  obligation............................      1,185      1,005        858
Actual return on plan assets............     (3,254)    (2,421)    (1,822)
Net amortization and deferral...........      1,900      1,428      1,111
                                          ---------  ---------  ---------
     Net pension cost...................  $   1,550  $   1,600  $   1,555
                                          =========  =========  =========
Significant assumptions:
     Weighted average discount rate.....       7.25%       7.0%       7.5%
     Rate of increase in compensation
       levels...........................        4.5        5.0        5.0
     Long-term rate of return on plan
       assets...........................        9.0        9.0        8.0

     Riviana has a defined contribution plan which covers substantially all United States employees. The Company contributes an amount equal to a percentage of employee contributions. Total expense related to this plan was $547, $403 and $476 during 1997, 1996 and 1995.

     Riviana provides death and additional retirement benefits to certain key employees. These plans are funded through Company-owned life insurance. The net cash surrender value of the insurance policies is recorded as a noncurrent asset in the accompanying consolidated balance sheets. The actuarially computed present value of the retirement benefits is recorded as an other noncurrent liability in the consolidated balance sheets. The Company recorded expense of $204, $175 and $149 related to these plans for 1997, 1996 and 1995.

(8)  RELATED PARTY TRANSACTIONS:

     The Company paid $1,318, $2,234 and $1,144 for 1997, 1996 and 1995, to W.
Elton Kennedy, a director of the Company, or entities controlled by him for rice purchases at market prices. Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Kennedy is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $2,143 promissory note payable by the Partnership. The Company has also executed transactions with other companies owned by certain directors which were not material to the Company's results of operations. Management of the Company believes that the foregoing transactions were on terms no less favorable to the Company than could normally be obtained from unaffiliated parties.

(9)  COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS

     At June 29, 1997, future minimum lease payments and sublease rentals under long-term operating lease obligations amounted to:

                                             GROSS       SUBLEASE
                                             LEASE        RENTAL      NET LEASE
                                            PAYMENTS      INCOME      PAYMENTS
                                            --------     --------     ---------
1998....................................    $  2,954      $  519       $ 2,435
1999....................................       2,568         442         2,126
2000....................................       1,898         297         1,601
2001....................................       1,184         110         1,074
2002....................................       1,019         111           908
Thereafter..............................       3,684          84         3,600
                                            --------     --------     ---------
     Total..............................    $ 13,307      $1,563       $11,744
                                            ========     ========     =========

     Rent expense net of rental income was $2,777, $3,252 and $3,250 for 1997, 1996 and 1995.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  LITIGATION

     Various actions and claims, which arose in the ordinary course of business, are pending against the Company. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or future results of operations of the Company.

  BUY-SELL AGREEMENT

     As of June 29, 1997, the Company had an $8,216 investment in Boost which represents a 49% ownership interest. The Boost stockholder agreement provides, effective in 1997, that either stockholder has the right to purchase the other's interest. The initial bid price offered by one stockholder to the other, if not accepted, would require the rejecting stockholder to counteroffer the initial bid price plus five percent. Each rejection thereafter would also require a five percent premium over the prior offer until one stockholder accepts.

(10)  CAPITAL STOCK:

  COMMON STOCK

     At June 29, 1997, the Company has outstanding 2,068 shares of common stock sold before the initial public offering to directors, officers and key employees of the Company or Boost at a discount of $2,171. The amount of discount was determined by the Board of Directors and represents a percentage reduction of about 50% from the formula based estimate of fair value at the time of sale. The majority of the shares discounted were sold as an inducement for predecessor management to continue employment and to participate in the initial capitalization of the Company in 1986. The discount is recorded in the accompanying consolidated financial statements as a reduction of stockholders' equity. Under a contractual agreement with the stockholders, the discount must be repaid when the shares are sold.

     There were no sales of common stock at a discount in 1997 or 1996. In 1995, 5 shares of common stock were sold for the formula based estimate of fair value of $33 less a discount of $16.

     On December 28, 1994, the stockholders of the Company approved a twelve-for-one split of common stock and an increase in par value from $.01 per share before the split to $1.00 per share after the split. Accordingly, all common share references in the financial statements have been restated to reflect the split, unless otherwise indicated.

     The Company's common stock trades on The Nasdaq Stock Market (trading symbol RVFD).

  PREFERRED STOCK

     At June 29, 1997, 5,000 shares of $1.00 per share par value preferred stock are authorized. No shares of preferred stock have been issued.

(11)  STOCK OPTION PLANS:

     On December 28, 1994, the Company's stockholders adopted an incentive stock option plan (1994 Plan). On October 11, 1995, the Company's stockholders adopted a non-employee directors stock option plan (1995 NEDSOP) which was retroactively effective May 17, 1995. Collectively, these are the "Plans".

     Under the 1994 Plan, a total of 795 shares of common stock have been reserved for issuance pursuant to options that may be granted by a committee of the Board of Directors to eligible employees of the Company or Boost, including officers. Options granted allow the holders of the options to purchase shares of common stock at the fair market value on the date of the grant for a period of ten years. No options will become exercisable sooner than one year after the date of the grant.

     The 1995 NEDSOP, as amended, permits the issuance of options to purchase up to 250 shares of common stock to directors who are not employees of the Company and who beneficially own less than 2% of the outstanding common stock of the Company. Such directors receive options to purchase 2 shares annually on May 17. Options granted allow holders of the options to purchase shares of common stock at the fair market value on the date of the grant for a period of ten years. No options will become exercisable sooner than one year after the date of the grant.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Plans' activity is summarized below:

                                                   1997                     1996                      1995
                                          -----------------------  -----------------------  ------------------------
                                                      WEIGHTED                 WEIGHTED                 WEIGHTED
                                                      AVERAGE                  AVERAGE                   AVERAGE
                                                      EXERCISE                 EXERCISE                 EXERCISE
                                          SHARES       PRICE       SHARES       PRICE       SHARES        PRICE
                                          ------   --------------  ------   --------------  ------   ---------------
Options outstanding, beginning of
  year..................................    403       $12.21         418       $12.08
Granted.................................    209        16.40           8        18.50         420        $12.08
Exercised...............................    (23)       12.00         (12)       12.00
Canceled................................    (31)       13.13         (11)       12.00          (2)        12.00
                                          ------                   ------                   ------
End of year:
     Options outstanding................    558        13.74         403        12.21         418         12.08
                                          ======                   ======                   ======
     Options exercisable................    129        12.23          70        12.12
                                          ======                   ======
     Options outstanding price range....           $12.00-$18.50            $12.00-$18.50            $12.00-$13.625

All options outstanding at June 29, 1997, have a weighted average remaining contractual life in years of 8.3 years.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                                            1997       1996
                                          ---------  ---------
Net income:
     As reported........................  $  20,025  $  18,342
     Pro forma..........................     19,469     18,338
Earnings per share:
     As reported........................      $1.27      $1.16
     Pro forma..........................       1.23       1.16

The SFAS No. 123 method of accounting has not been applied to options granted prior to July 3, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The Black-Scholes option pricing model was used to value the grants issued in 1997 and 1996. The weighted average value and the assumptions used were as follows:

                                           1997      1996
                                           -----   ---------
Weighted average value per share........   $6.92   $    7.92
Option term until exercised (years).....       7           7
Risk-free interest rate.................     6.5%        6.7%
Expected dividend yield.................     2.5%        2.6%
Volatility..............................    0.37        0.39

(12)  SEGMENT INFORMATION:

  INDUSTRY SEGMENTS

     The Company operates in one dominant industry segment which involves the processing, marketing and distribution of food products.

  GEOGRAPHIC SEGMENTS

     The Company's export sales, other than those intercompany sales reported below as sales between geographic areas, are not significant. Sales between geographic areas consist of sales of raw materials and

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

finished food products which are sold at adjusted market prices. The Company does not derive more than 10% of its revenue from any single customer. Corporate assets consist primarily of cash, cash equivalents, marketable securities, investments in unconsolidated affiliates and other assets.

     The Company's geographic area data are as follows:

                                             1997        1996        1995
                                          ----------  ----------  ----------
Sales to unaffiliated customers:
  Domestic..............................  $  277,019  $  254,403  $  241,461
  Europe................................     108,315     116,384     117,180
  Central America.......................      74,849      69,705      68,588
                                          ----------  ----------  ----------
          Total consolidated............  $  460,183  $  440,492  $  427,229
                                          ==========  ==========  ==========
Sales between geographic areas:
  Domestic..............................  $    1,552  $    1,717  $    2,209
  Central America.......................       9,384      11,041       9,636
  Eliminations..........................     (10,936)    (12,758)    (11,845)
                                          ----------  ----------  ----------
          Total consolidated............  $        0  $        0  $        0
                                          ==========  ==========  ==========
Income:
  Operating income:
     Domestic...........................  $   27,140  $   26,509  $   20,832
     Europe.............................       2,455       1,639       2,013
     Central America....................       9,865       6,746       8,496
                                          ----------  ----------  ----------
          Total operating income........      39,460      34,894      31,341
  Equity in earnings of unconsolidated
     affiliates.........................         796       1,819       1,665
  General corporate expenses............      (9,406)     (9,071)     (9,024)
  Interest expense......................      (2,002)     (2,814)     (3,089)
  Other income (expense), net...........       1,074       1,618       1,255
                                          ----------  ----------  ----------
     Income before income taxes,
       minority interest and
       extraordinary item...............  $   29,922  $   26,446  $   22,148
                                          ==========  ==========  ==========
Identifiable assets at end of year:
  Domestic..............................  $  112,017  $   96,381  $   85,642
  Europe................................      31,131      39,619      40,441
  Central America.......................      36,687      31,108      32,891
                                          ----------  ----------  ----------
          Total identifiable assets.....     179,835     167,108     158,974
  Corporate assets......................      12,054      15,396      16,709
                                          ----------  ----------  ----------
          Total assets..................  $  191,889  $  182,504  $  175,683
                                          ==========  ==========  ==========

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                QUARTERS ENDED
                                ----------------------------------------------
                                SEPTEMBER    DECEMBER     MARCH        JUNE        YEAR
                                ---------    --------   ----------  ----------  ----------
1997
     Net sales................  $ 105,005    $118,791   $  119,022  $  117,365  $  460,183
     Gross profit.............     26,564      33,606       33,056      32,120     125,346
     Income before income
       taxes and minority
       interests..............      4,996       8,685        7,705       8,536      29,922
     Net income...............      3,240       5,778        5,184       5,823      20,025
     Per share:
       Earnings...............        .20         .37          .33         .37        1.27
       Cash dividends paid....        .09         .09          .10         .10         .38
       Market price:
             High.............     17.000      18.500       18.500      19.500      19.500
             Low..............     14.500      14.875       16.750      15.250      14.500
1996
     Net sales................  $ 101,856    $112,923   $  114,650  $  111,063  $  440,492
     Gross profit.............     27,996      33,888       30,842      30,853     123,579
     Income before income
       taxes and minority
       interest...............      4,639       8,215        6,639       6,953      26,446
     Net income...............      3,015       5,345        4,752       5,230      18,342
     Per share:
       Earnings...............        .19         .34          .30         .33        1.16
       Cash dividends paid....      .0833       .0833        .0900       .0900       .3466
       Market price:
             High.............     14.125      14.000       15.000      19.000      19.000
             Low..............     11.625      12.250       12.750      14.375      11.625

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of the Company is set forth under the captions "General" and "The Company recommends Voting "FOR" the nominees" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information relating to executive compensation is set forth under the captions "Compensation Tables" and "Retirement Plan" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Common Stock Outstanding and Principal Holders Thereof" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships with a beneficial stockholder and certain related transactions is set forth under the captions "Compensation and Stock Option Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  Consolidated Financial Statements:

        Report  of Independent Public Accountants

        Consolidated Balance Sheets as of June 29, 1997 and June 30, 1996

        Consolidated Statements of Income for the fiscal years ended June 29, 1997, June 30, 1996, and July 2, 1995

        Consolidated Statements of Capital Accounts and Retained Earnings for the fiscal years ended June 29, 1997, June 30, 1996, and July 2, 1995

        Consolidated Statements of Other Equity Accounts for the fiscal years ended June 29, 1997, June 30, 1996, and July 2, 1995

        Consolidated Statements of Cash Flows for the fiscal years ended June
           29, 1997, June 30, 1996, and July 2, 1995

        Notes to Consolidated Financial Statements

(2)     Consolidated Financial Statement Schedules - None.

(3) Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

          3(i) The Company's Restated Certificate of Incorporation dated December 28, 1994 is incorporated herein by reference to
                    Exhibit 3.01 to the Company's Registration Statement on Form S-1, NO. 33-87838 under the Securities Act of 1933, as amended (the "Registration Statement")

          3(ii) The Company's By-laws, as amended effective May 17, 1995, is incorporated herein by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995

          *10(i) Consulting Agreement between Riviana Foods Inc. and Frank A. Godchaux III dated January 1, 1996 is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on From 10-K for the fiscal year ended June 30, 1996.

          *10(ii)   Consulting Agreement between Riviana Foods Inc. and Charles
                    R. Godchaux dated July 1, 1994 is incorporated herein by reference to Exhibit 10.02 to the Registration Statement

          *10(iii) Benefit Restoration Plan is incorporated herein by reference to Exhibit 10.03 to the Registration Statement

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

          10(vii) Stock Purchase Agreement by and among N&C Boost N.V., Riceherba International Inc. and Ricegrowers' Co-Operative Limited dated as of January 29, 1992 is incorporated herein by reference to Exhibit 10.07 to the Registration Statement

          10(viii) Shareholder Agreement among N&C Boost N.V., Arrocerias Herba, S.A. and Herto B.V.B.A. dated January 1, 1991, as amended, is incorporated herein by reference to Exhibit
                    10.08 to the Registration Statement

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

          *10(xii) Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana Foods Inc. and W. David Hanks dated December 15, 1994 is incorporated herein by reference to Exhibit 10.12 to the Registration Statement

          *10(xiii) Amendment and Restatement of Executive Officer's Stock
                    Purchase Agreement between Riviana Foods Inc. and Jack M. Nolingberg dated December 15, 1994 is incorporated herein by reference to Exhibit 10.13 to the Registration Statement

          *10(xiv) Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana Foods Inc. and Robert D. Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration Statement

          *10(xv) Director's Stock Purchase Agreement between Riviana Foods Inc. and W. Elton Kennedy dated March 27, 1986 is incorporated herein by reference to Exhibit 10.15 to the Registration Statement

          *10(xvi) Amended and Restated 1995 Non-Employee Director Stock Option Plan dated May 17, 1996 is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on From 10-K for the fiscal year ended June 30, 1996.

          *10(xvii) Amendment of Amendment and Restatement of Executive
                    Officer's Stock Purchase Agreement dated December 15, 1994 between Riviana Foods Inc. and W. David Hanks dated November 8, 1996.

          *10(xviii)Amendment of Amendment and Restatement of Executive
                    Officer's Stock Purchase Agreement dated December 15, 1994 between Riviana Foods Inc. and Jack M. Nolingberg dated November 8, 1996.

          21 A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration Statement

          23 The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report: (a) Consent of Arthur Andersen LLP

          24        Powers of Attorney of the Company's directors

(b)   None

----------------------
* A management contract, compensatory plan or arrangement

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON SEPTEMBER 25, 1997.

                                                    RIVIANA FOODS INC.
                                                       (Registrant)
                                          By /s/ JOSEPH A. HAFNER, JR.
                                                 JOSEPH A. HAFNER, JR.
                                                CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON SEPTEMBER 25, 1997.

       SIGNATURE                                        CAPACITY
---------------------------  ---------------------------------------------------
/s/ JOSEPH A. HAFNER, JR.     Chief Executive Officer, President and Director
    JOSEPH A. HAFNER, JR.          (Principal Executive Officer)

/s/ W. DAVID HANKS            Executive Vice President and Director
    W. DAVID HANKS

/s/ E. WAYNE RAY, JR.         Vice President, Chief Financial Officer, Treasurer
    E. WAYNE RAY, JR.              and Director (Principal Financial and
                                   Accounting Officer)

*FRANK A. GODCHAUX III        Chairman of the Board

*CHARLES R. GODCHAUX          Vice Chairman of the Board

*THERESA G. PAYNE             Director

*MARY G. WIECK                Director

*W. ELTON KENNEDY             Director

*E. JAMES LOWREY              Director

*PATRICK W. ROSE              Director

*THOMAS B. WALKER, JR.        Director

*By /s/ ELIZABETH B. WOODARD
        ELIZABETH B. WOODARD
(AS ATTORNEY-IN-FACT FOR EACH OF THE
         PERSONS INDICATED)