Form 10-Q
period 1997-08-28
RIVIANA FOODS INC /DE/
filed 1997-11-04
CIK 934650

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 28, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ______________

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

                  Yes [X]         No [ ]

        The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at October 27, 1997 was 15,760,700.

                               RIVIANA FOODS INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 1997

                                      INDEX

Part I -- Financial Information

        Item 1 -- Financial Statements

                Consolidated Balance Sheets at September 28, 1997
                   and June 29, 1997 ..........................................1

                Consolidated Statements of Income for the Quarters
                   Ended September 28, 1997 and September 29, 1996 ............2

                Consolidated Statements of Cash Flows for the Quarters Ended
                   September 28, 1997 and September 29, 1996 ..................3

                Notes to Consolidated Financial Statements ....................4

        Item 2 -- Management's Discussion and Analysis of Financial Condition
        and Results of Operations .............................................5

Part II -- Other Information

        Item 6 -- Exhibits and Reports on Form 8-K ............................8

Signature......................................................................9

Exhibit Index.................................................................10

Part I -- Financial Information
  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                              September 28,  June 29,
                                                                   1997        1997
                                                               -----------   ---------
                                                               (Unaudited)   (Audited)
    ASSETS
CURRENT ASSETS:
  Cash ........................................................  $   5,050   $   4,562
  Cash equivalents ............................................      7,291       2,478
  Marketable securities .......................................      3,964       4,405
  Accounts receivable, less allowance for
     doubtful accounts of $537 and $529 .......................     42,004      43,493
  Inventories .................................................     51,352      48,454
  Prepaid expenses ............................................      2,957       2,295
                                                                 ---------   ---------
          Total current assets ................................    112,618     105,687

PROPERTY, PLANT AND EQUIPMENT:

  Land ........................................................      3,543       3,550
  Buildings ...................................................     22,134      21,848
  Machinery and equipment .....................................     83,109      81,830
                                                                 ---------   ---------
      Property, plant and equipment - gross ...................    108,786     107,228
  Less - Accumulated depreciation .............................    (38,899)    (38,065)
                                                                 ---------   ---------
      Property, plant and equipment - net .....................     69,887      69,163

INVESTMENTS IN UNCONSOLIDATED AFFILIATES ......................     11,539      11,471
OTHER ASSETS ..................................................      5,342       5,568
                                                                 ---------   ---------
              Total assets ....................................  $ 199,386   $ 191,889
                                                                 =========   =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

  Short-term debt .............................................  $   3,372   $   5,011
  Current maturities of long-term debt ........................      1,581       1,863
  Accounts payable ............................................     27,880      20,629
  Accrued liabilities .........................................     13,999      13,940
  Income taxes payable ........................................      6,542       5,382
                                                                 ---------   ---------
      Total current liabilities ...............................     53,374      46,825

LONG-TERM DEBT, net of current maturities .....................      2,378       2,619
DUE TO AFFILIATES .............................................        420         135
DEFERRED INCOME TAXES .........................................      5,766       5,884
OTHER NONCURRENT LIABILITIES ..................................      3,047       2,995
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ............................................      6,174       6,355

STOCKHOLDERS' EQUITY:

  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued     15,883      15,883
  Paid-in capital .............................................      6,225       6,215
  Retained earnings ...........................................    112,175     109,851
  Unrealized gains on marketable securities, net of taxes .....      2,062       2,273
  Cumulative foreign currency translation adjustment ..........     (6,072)     (5,059)
  Treasury stock, at cost, 127 and 130 shares .................     (2,046)     (2,087)
                                                                 ---------   ---------
          Total stockholders' equity ..........................    128,227     127,076
                                                                 ---------   ---------
          Total liabilities and stockholders' equity ..........  $ 199,386   $ 191,889
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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                    Three Months Ended
                                                   ---------------------
                                                 September 28, September 29,
                                                     1997         1996
                                                   ---------   ---------
NET SALES .......................................  $ 108,014   $ 105,005

COST OF SALES ...................................     80,656      78,441
                                                   ---------   ---------
    Gross profit ................................     27,358      26,564
                                                   ---------   ---------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..........     16,820      16,651
  Administrative and general ....................      5,256       4,782
                                                   ---------   ---------
    Total costs and expenses ....................     22,076      21,433
                                                   ---------   ---------
    Income from operations ......................      5,282       5,131

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities .........      1,065         359
  Interest income ...............................        227          97
  Interest expense ..............................       (289)       (560)
  Equity in earnings of unconsolidated affiliates        196         230
  Other income (expense) - net ..................       (337)       (261)
                                                   ---------   ---------
    Total other income (expense) ................        862        (135)
                                                   ---------   ---------
    Income before income taxes and
       minority interests .......................      6,144       4,996

INCOME TAX EXPENSE ..............................      2,127       1,686

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ...................         93          70
                                                   ---------   ---------
    Net income ..................................  $   3,924   $   3,240
                                                   =========   =========


    Earnings per share ..........................  $    0.25   $    0.20
                                                   =========   =========

    Weighted average common shares
       outstanding ..............................     15,753      15,856
                                                   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                          ----------------------------
                                                          September 28,  September 29,
                                                                1997        1996
                                                              ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................  $  3,924   $ 3,240
 Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .......................     1,124     1,298
       Gain on disposition of assets .......................    (1,065)     (270)
       Equity in earnings of unconsolidated affiliates .....      (196)     (230)
       Change in assets and liabilities:
          Accounts receivable, net .........................       716     1,797
          Inventories ......................................    (3,389)   (3,252)
          Prepaid expenses .................................      (702)     (957)
          Other assets .....................................       142       295
          Accounts payable and accrued liabilities .........     8,048     5,900
          Income taxes payable .............................     1,020       807
          Other noncurrent liabilities .....................        91       (41)
          Minority interests ...............................      (161)      (30)
                                                              ---------  --------
             Net cash provided by operating activities .....     9,552     8,557
                                                              ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ..............    (2,118)   (3,945)
   Proceeds from disposals of property, plant and equipment                   15
   Investment by joint venture partner .....................                 457
   Proceeds from sale of marketable securities .............     1,183       390
   Collection of notes receivable ..........................         9        13
   Due (from) to affiliates ................................       280      (527)
   Increase in marketable securities .......................        (1)      (25)
                                                              ---------  --------
             Net cash used in investing activities .........      (647)   (3,622)
                                                              ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term debt .............................    (1,535)   (6,757)
   Additions to long-term debt .............................       192       157
   Repayments of long-term debt ............................      (581)     (945)
   Dividends paid ..........................................    (1,575)   (1,428)
   Repurchases of common stock .............................       (71)     (570)
   Sales of common stock ...................................        97        19
                                                              ---------  --------
             Net cash used in financing activities .........    (3,473)   (9,524)
                                                              ---------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS      (131)       (5)
                                                              ---------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........     5,301    (4,594)
CASH AND CASH EQUIVALENTS, beginning of period .............     7,040     7,390
                                                              ---------  --------
CASH AND CASH EQUIVALENTS, end of period ...................  $ 12,341   $ 2,796
                                                              =========  ========
CASH PAID DURING THE PERIOD FOR:
   Interest ................................................  $    310   $   577
   Income taxes ............................................       529       455

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (Amounts in thousands, except per share amounts)
                                   (Unaudited)

1.      Basis for Preparation of the Consolidated Financial Statements

        The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the June 29, 1997, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

        The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 29, 1997.

2.      Earnings per Share

        Earnings per share is computed by dividing net income by the weighted average number of common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.

3.      Inventories

        Inventories were composed of the following:

                                                     SEPTEMBER 28,      JUNE 29,
                                                          1997            1997
                                                        -------         -------
Raw materials ................................          $15,087         $ 8,555
Work in process ..............................               40              31
Finished goods ...............................           29,881          33,130
Packaging supplies ...........................            6,344           6,738
                                                        -------         -------
                  Total ......................          $51,352         $48,454
                                                        =======         =======

4.      Recently Issued Accounting Standards

        Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," was issued in February 1997. The Company will adopt SFAS No. 128 in the second quarter of Fiscal 1998 and restatement of all prior periods is required. Had the Company adopted it in the current quarter, earnings per share would have been as follows:

                                                              THREE MONTHS ENDED
                                                              ------------------
                                                  SEPTEMBER 28,  SEPTEMBER 29,
                                                      1997           1996
                                                    --------       --------
Basic earnings per share .........................  $   0.25       $   0.20

Diluted earnings per share .......................  $   0.25       $   0.20

                  SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. The Company will adopt SFAS No. 130 in the first quarter of Fiscal 1999. Had SFAS No. 130 been adopted as of September 28, 1997, net income, as reported, would have been adjusted by changes during the reporting period in unrealized gains on marketable securities, net of taxes, and cumulative foreign currency translation adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29,1996

RESULTS OF OPERATIONS

        For the three months ended September 28, 1997, sales increased $3.0 million or 2.9% to $108.0 million from $105.0 million recorded for the same period last year. Volume gains accounted for $2.8 million of the consolidated increase in sales. A combination of price and product mix increased sales a further $0.3 million while unfavorable foreign currency translation reduced sales by $0.1 million. Domestic sales of $63.4 million increased $4.1 million or 6.9% from the prior year sales of $59.3 million. In the prior fiscal year, the Company entered into a joint venture with a major rice milling company in Arkansas, which began operations in the last fiscal quarter. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This venture added $0.4 million to sales in the current year. In the domestic rice business, the retail sector recorded a $0.4 million or 0.8% increase in sales. Within the retail sector, sales of regular rice increased by $1.9 million or 9.1%. Due to competitive market conditions, sales of value-added products declined by $1.3 million and sales of brown rice declined by $0.2 million. In the non-retail sector, sales increased by $3.3 million or 23.9%. Higher sales were recorded in the foodservice ($0.1 million) and the export/commodity ($3.1 million) categories. Sales also increased $0.1 million or 5.3% in the industrial products sector. Sales in Central America increased $1.8 million or 10.7% to $18.9 million compared to $17.1 million in the prior year. Higher volumes were recorded in fruit nectar and juice product sales and more than offset lower sales in the cookie and cracker product lines. In total, higher volumes increased sales by $1.3 million. Higher prices, particularly in the cookie and cracker product lines, increased sales by $1.6 million and unfavorable currency translation reduced sales by $1.1 million. In Europe, sales declined by $2.9 million or 10.2% to $25.7 million from $28.6 million last year. Lower unit volumes decreased sales by $3.2 million as the Company continued to eliminate sales of certain lower margin products. A combination of price and product mix reduced sales by $0.9 million and favorable currency translation increased sales by $1.1 million.

        Gross profit increased $0.8 million or 3.0% to $27.4 million from $26.6 million a year ago. Gross profit as a percentage of sales was even with last year at 25.3%. In the domestic rice business gross profit declined by $0.7 million or 3.6 % to $19.1 million. As a percentage of sales gross margin declined to 30.4% from 33.4% last year. The major factor impacting gross profit was the sales mix where lower volumes were reported in the value-added products. In Central America, gross profit increased $1.2 million or 26.4% to $5.8 million. The increase in gross profit was related to the increase in sales volumes and operating efficiencies. The gross profit in Europe increased by $0.3 million or 14.3% to $2.5 million. As a percentage of sales, gross profit increased to 9.6% from 7.5% in the same period last year. Gross profit improved due to improved margins in the rice business and the reduction in sales of certain lower margin products.

        Operating income increased $0.2 million or 2.9% to $5.3 million from $5.1 million for the same period last year. As a percentage of sales, operating income was 4.9%, the same as last year. In the domestic segment, operating income decreased by $0.6 million to $2.2 million from $2.8 million last year. The decrease in operating income in the domestic segment was a result of lower gross profit resulting from the reduced sales of value-added products. In Central America, operating income increased by $0.5 million or 24.8% to $2.4 million. The improvement in operating income resulted from the improved gross profit offset partially by higher advertising, selling and warehousing expenses of $0.6 million. In Europe, operating profit increased by $0.3 million or 80.5% to $0.7 million as a result of the improved margins in the rice business and the elimination of certain lower margin products.

        Interest expense declined significantly from the prior year as a result of lower borrowings in both the domestic and international segments and lower international interest rates. Borrowings were reduced due to improved cash flow.

        Other income, excluding interest, increased from the previous year by $0.6 million to $0.9 million from $0.3 million. Gains on sales of marketable securities increased by $0.7 million while other miscellaneous expenses increased by $0.1 million.

        Net income for the current quarter increased $0.7 million or 21.1% to $3.9 million from $3.2 million in the same period last year. Earnings per share were $0.25 compared to $0.20.

        The Company periodically reviews estimated useful lives of property, plant and equipment. Based on the most recent review, the Company determined that actual lives for certain machinery and equipment were generally longer than the useful lives for depreciation purposes. Therefore the Company extended the estimated useful lives of those assets from 10 to 15 years, effective June 30, 1997. This change in estimate reduced depreciation expense for the three months ended September 28, 1997 by $0.4 million and increased net income by $0.3 million, or $0.02 per share.


LIQUIDITY AND FINANCIAL POSITION


        Cash provided by operating activities increased by $1.0 million to $9.6 million for the quarter ended September 28, 1997. The increase in cash provided by operations was primarily related to a reduction in the level of working capital employed in the business in the current year.

        Cash used in investing activities decreased by $3.0 million to $0.6 million as compared to cash used in investing activities in the prior year of $3.6 million. Additions to property, plant and equipment in the current quarter totaled $2.1 million, a decrease of $1.8 million from the comparable period last year. There was also an increase in amounts due to affiliates of $0.8 million. Proceeds from the sale of marketable securities were $1.2 million, which was an increase of $0.8 million from the prior year.

        Cash used in financing activities decreased by $6.1 million in the quarter ended September 28, 1997 to $3.5 million. In the current year the Company had a net reduction in short and long-term debt of $1.9 million compared to a net reduction of $7.5 million in the same period last year. Funds used for dividend payments increased by $0.1 million and, during the quarter ended September 28, 1997, 4,000 shares of the Company's common stock were repurchased at a cost of $0.1 million.

        On October 22, 1997 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.11 per share from $0.10 per share, for an indicated annual rate of $0.44 per share.

        The Company's financial position remains strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide the capital resources and liquidity to meet its needs.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 15, Letters from Arthur Andersen LLP dated October 15, 1997, regarding unaudited financial statements.

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                         RIVIANA FOODS INC.

Dated:  November 4, 1997                  By: /S/E. WAYNE RAY, JR.
                                                 E. Wayne Ray, Jr.
                                                 Vice President,
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer

                                  EXHIBIT INDEX
                                                                     SEQUENTIAL
NO.                          DESCRIPTION                             PAGE NUMBER
---     --------------------------------------------------------     -----------
15      Letters from Arthur Andersen LLP dated October 15, 1997,          11
        regarding unaudited financial statements