Form 10-Q
period 1997-12-28
RIVIANA FOODS INC /DE/
filed 1998-02-09
CIK 934650

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

               For the quarterly period ended December 28, 1997

                                              OR
        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to _______________

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

               Yes  X     No


        The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at February 2, 1998 was 15,737,050.

--------------------------------------------------------------------------------

                               RIVIANA FOODS INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 28, 1997

                                      INDEX

                                                                            PAGE

Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at December 28, 1997 and June 29, 1997.......1

      Consolidated Statements of Income for the Three Months and Six Months
       Ended December 28, 1997 and December 29, 1996...........................2

      Consolidated Statements of Cash Flows for the Six Months Ended
       December 28, 1997 and December 29, 1996.................................3

      Notes to Consolidated Financial Statements...............................4

   Item 2 -- Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................5

Part II -- Other Information

   Item 6 -- Exhibits and Reports on Form 8-K.................................10

Signature.....................................................................11

Exhibit Index.................................................................12

Part I -- Financial Information
  Item 1 -- Financial Statements
                             RIVIANA FOODS INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                          (In Thousands, Except Per Share Amounts)

                                                                   December 28, 1997   June 29, 1997
                                                                   -----------------   -------------
                                                                     (Unaudited)        (Audited)
             ASSETS
CURRENT ASSETS:
  Cash                                                                      $5,417         $4,562
  Cash equivalents                                                           6,143          2,478
  Marketable securities                                                      4,459          4,405
  Accounts receivable, less allowance for doubtful accounts of $597
   and $529                                                                 43,750         43,493
  Inventories                                                               53,351         48,454
  Prepaid expenses                                                           2,158          2,295
                                                                          ---------      ---------
          Total current assets                                             115,278        105,687

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                       3,539          3,550
  Buildings                                                                 23,430         21,848
  Machinery and equipment                                                   83,941         81,830
                                                                          ---------      ---------
      Property, plant and equipment - gross                                110,910        107,228
  Less - Accumulated depreciation                                          (39,743)       (38,065)
                                                                          ---------      ---------
      Property, plant and equipment - net                                   71,167         69,163

INVESTMENTS IN UNCONSOLIDATED AFFILIATES                                    11,621         11,471
OTHER ASSETS                                                                 5,378          5,568
                                                                          ---------      ---------
              Total assets                                                $203,444       $191,889
                                                                          =========      =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                                                           $2,616         $5,011
  Current maturities of long-term debt                                       1,427          1,863
  Accounts payable                                                          27,335         20,629
  Accrued liabilities                                                       15,668         13,940
  Income taxes payable                                                       5,942          5,382
                                                                          ---------      ---------
      Total current liabilities                                             52,988         46,825

LONG-TERM DEBT, net of current maturities                                    2,375          2,619
DUE TO AFFILIATES                                                              729            135
DEFERRED INCOME TAXES                                                        5,372          5,884
OTHER NONCURRENT LIABILITIES                                                 2,877          2,995
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS                                                           6,325          6,355

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued             15,883         15,883
  Paid-in capital                                                            6,226          6,215
  Retained earnings                                                        116,829        109,851
  Unrealized gains on marketable securities, net of taxes                    2,383          2,273
  Cumulative foreign currency translation adjustment                        (6,265)        (5,059)
  Treasury stock, at cost, 137 and 130 shares                               (2,278)        (2,087)
                                                                          ---------      ---------
          Total stockholders' equity                                       132,778        127,076
                                                                          ---------      ---------
          Total liabilities and stockholders' equity                      $203,444       $191,889
                                                                          =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                              Three Months Ended                         Six Months Ended
                                                   --------------------------------------    --------------------------------------
                                                   December 28, 1997    December 29, 1996    December 28, 1997    December 29, 1996
                                                   -----------------    -----------------    -----------------    -----------------
NET SALES                                                   $121,472             $118,791             $229,486             $223,796

COST OF SALES                                                 84,461               85,185              165,117              163,626
                                                   -----------------    -----------------    -----------------    -----------------
    Gross profit                                              37,011               33,606               64,369               60,170
                                                   -----------------    -----------------    -----------------    -----------------
COSTS AND EXPENSES:
  Advertising, selling and warehousing                        23,445               20,530               40,265               37,181
  Administrative and general                                   4,824                4,754               10,080                9,536
                                                   -----------------    -----------------    -----------------    -----------------
    Total costs and expenses                                  28,269               25,284               50,345               46,717
                                                   -----------------    -----------------    -----------------    -----------------
    Income from operations                                     8,742                8,322               14,024               13,453

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities                            0                  753                1,065                1,112
  Interest income                                                287                  126                  514                  223
  Interest expense                                              (244)                (454)                (533)              (1,014)
  Equity in earnings of unconsolidated affiliates                637                  386                  833                  616
  Other income (expense) - net                                  (150)                (448)                (487)                (709)
                                                   -----------------    -----------------    -----------------    -----------------
    Total other income                                           530                  363                1,392                  228
                                                   -----------------    -----------------    -----------------    -----------------
    Income before income taxes and
       minority interests                                      9,272                8,685               15,416               13,681

INCOME TAX EXPENSE                                             2,785                2,827                4,912                4,513

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES                                     79                   80                  172                  150
                                                   -----------------    -----------------    -----------------    -----------------
    Net income                                                $6,408               $5,778              $10,332               $9,018
                                                   =================    =================    =================    =================

    Earnings per share:
        Basic                                                  $0.41                $0.37                $0.66                $0.57
        Diluted                                                 0.40                 0.36                 0.65                 0.57

    Weighted average common shares outstanding:
         Basic                                                15,751               15,821               15,752               15,839
         Diluted                                              15,961               15,925               15,947               15,937

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                   Six Months Ended
                                                       -------------------------------------
                                                       December 28, 1997   December 29, 1996
                                                       -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $10,332              $9,018
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                  2,323               2,279
    Deferred income taxes                                           (572)               (117)
    Gain on disposition of assets                                 (1,067)             (1,016)
    Equity in earnings of unconsolidated affiliates                 (833)               (616)
    Change in assets and liabilities:
      Accounts receivable, net                                      (585)             (1,305)
      Inventories                                                 (5,326)             (1,912)
      Prepaid expenses                                                93              (1,290)
      Other assets                                                   399                 210
      Accounts payable and accrued liabilities                     8,445               5,998
      Income taxes payable                                           618                 657
      Other noncurrent liabilities                                   (65)                 45
      Minority interests                                             (79)                 52
                                                       -----------------   -----------------
       Net cash provided by operating activities                  13,683              12,003
                                                       -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                      (4,759)            (10,164)
  Proceeds from disposals of property, plant and equip                53                  14
  Investment by joint venture partner                                  0               2,323
  Proceeds from sale of marketable securities                      1,183               1,310
  Collection of notes receivable                                      18                  32
  Due to affiliates                                                  594                (134)
  Increase in marketable securities                                   (2)                (77)
                                                       -----------------   -----------------
       Net cash used in investing activities                      (2,913)             (6,696)
                                                       -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt                                     (2,279)             (4,395)
  Additions to long-term debt                                        412                 311
  Repayments of long-term debt                                      (894)             (1,459)
  Dividends paid                                                  (3,150)             (2,853)
  Repurchases of common stock                                       (415)               (797)
  Sales of common stock                                              185                  24
                                                       -----------------   -----------------
       Net cash used in financing activities                      (6,141)             (9,169)
                                                       -----------------   -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIV              (109)                 (4)
                                                       -----------------   -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   4,520              (3,866)
CASH AND CASH EQUIVALENTS, beginning of period                     7,040               7,390
                                                       -----------------   -----------------
CASH AND CASH EQUIVALENTS, end of period                         $11,560              $3,524
                                                       =================   =================
CASH PAID DURING THE PERIOD FOR:
  Interest                                                          $541              $1,033
                                                       =================   =================
  Income taxes                                                    $4,330              $3,846
                                                       =================   =================

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

2.    Earnings per Share

            Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                ------------------------------------  ------------------------------------
                DECEMBER 28, 1997  DECEMBER 29, 1996  DECEMBER 29, 1997  DECEMBER 29, 1996
                -----------------  -----------------  -----------------  -----------------

Basic                15,751            15,821               15,752            15,839
Stock options           210               104                  195                98
                     ------            ------               ------            ------
Diluted              15,961            15,925               15,947            15,937
                     ======            ======               ======            ======

3.    Inventories

            Inventories were composed of the following:

                                DECEMBER 28, 1997        JUNE 29, 1997
                                -----------------        -------------

Raw materials                         $15,466               $ 8,555
Work in process                            15                    31
Finished goods                         31,385                33,130
Packaging supplies                      6,485                 6,738
                                      -------               -------
            Total                     $53,351               $48,454
                                      =======               =======

4.    Recently Issued Accounting Standard

            SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997. The Company will adopt SFAS No. 130 in the first quarter of Fiscal 1999. Had SFAS No. 130 been adopted as of December 28, 1997, net income, as reported, would have been adjusted by changes during the reporting period in unrealized gains on marketable securities, net of taxes, and cumulative foreign currency translation adjustment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

THREE MONTHS ENDED DECEMBER 28, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 29, 1996

For the three months ended December 28, 1997, sales increased $2.7 million, or 2.3%, to $121.5 million from $118.8 million recorded for the same period last year. Volume gains accounted for $6.1 million of the consolidated increase in sales. A combination of price and product mix decreased sales $2.0 million and unfavorable foreign currency translation reduced sales by $1.4 million. Domestic sales of $75.9 million increased $4.4 million, or 6.2%, from the prior year sales of $71.5 million. In the prior fiscal year, the Company entered into a joint venture with a major rice milling company in Arkansas, which began operations in the last fiscal quarter of the prior year. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This venture added $0.7 million to sales in the current year. In the domestic rice business, the retail sector recorded a $5.1 million, or 9.8%, increase in sales. Within the retail sector, sales of regular rice increased by $2.5 million, or 9.8%, due primarily to a volume increase of 14.4%. Sales of value-added products increased by $2.1 million and sales of brown rice increased by $0.5 million. In the non-retail sector, sales decreased $1.4 million, or 7.0%. Sales decreased $2.4 million, or 16.0%, in the export/commodity category, whereas higher sales were recorded in the foodservice ($0.6 million) and the industrial ($0.4 million) categories. Sales in Central America increased $1.0 million, or 4.8%, to $20.6 million compared to $19.6 million in the prior year. Higher volumes were recorded in both the fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $1.1 million. Higher prices, particularly in the cookie and cracker product lines, increased sales by $1.4 million and unfavorable currency translation reduced sales by $1.5 million. In Europe, sales declined by $2.7 million, or 9.8%, to $25.0 million from $27.7 million last year. Lower unit volumes decreased sales by $0.8 million as the Company continued to eliminate sales of certain lower margin products. A combination of price and product mix reduced sales by $2.0 million and favorable currency translation increased sales by $0.1 million.


Gross profit increased $3.4 million, or 10.1%, to $37.0 million from $33.6 million a year ago. As a percentage of sales, gross profit increased to 30.5% from 28.3%. Increased unit sales in the domestic rice business particularly in the value added products resulted in a $1.9 million increase in the domestic unit gross profit. The gross profit for the Company's Central American operations increased 21.0% to $6.7 million primarily due to the increased unit volumes and lower raw material costs and improved operating efficiencies. In Europe, gross profit increased $0.4 million, or 17.9%, due to the shift in sales to higher margin products.

Income from operations increased $0.4 million, or 5.0%, to $8.7 million from $8.3 million in the same period last year. As a percentage of sales, operating income increased to 7.2% from 7.0% in the prior period. The increase in operating income was principally due to improved results in both Central American and European operations. In Central America, operating income increased by $0.7 million, or 26.9%, to $3.1 million due to the increase in unit sales and the resulting increase in gross profit. Operating income for European operations increased by $0.4 million, or 69.0%, to $1.0 million from $0.6 million in the same period last year as a result of the improvement in gross margin as discussed previously. In the domestic rice business, operating income declined by $0.7 million due to an increase in promotional spending which more than offset the increase in gross profit. The increase in promotional spending was associated with competitive market conditions in the value added product lines.

Other income increased $0.2 million to $0.5 million. Gains from the sale of marketable securities decreased $0.8 million. Net interest expense was lower by $0.4 million mostly due to improved working capital management in Central America that reduced borrowing requirements and lower interest rates. Equity in earnings of unconsolidated affiliates increased by $0.3 million. Other miscellaneous expenses were $0.3 million lower.

The effective tax rate for the second quarter decreased to 30.0% from 32.6% in the prior year. This decrease in the rate reflected energy tax credits related to the Company's cogeneration joint venture and Central American investment tax credits.

The Company periodically reviews estimated useful lives of property, plant and equipment. Based on the most recent review, the Company determined that actual lives for certain machinery and equipment were generally longer than the useful lives for depreciation purposes. Therefore the Company extended the estimated useful lives of those assets from 10 to 15 years, effective June 30, 1997. This change in estimate reduced depreciation expense for the three months ended December 28, 1997 by $0.4 million and increased net income by $0.3 million, and basic earnings per share by $0.02.

Net income for the current quarter was $6.4 million compared to $5.8 million for the same quarter last year and basic earnings per share were $0.41, up from $0.37.


SIX MONTHS ENDED DECEMBER 28, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 29,
1996


Sales increased $5.7 million, or 2.5%, to $229.5 million in the six-month period ended December 28,1997 versus $223.8 million for the same period of the previous year. Domestic sales increased by $8.6 million, or 6.5%, to $139.3 million while sales from international operations decreased by $2.9 million to $90.2 million. Increased volumes added $8.8 million to sales while a combination of price and sales mix decreased sales by $1.7 million. Unfavorable currency translation reduced sales by $1.4 million. In the prior fiscal year, the Company entered into a joint venture with a major rice milling company in Arkansas, which began operations in the last fiscal quarter. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This venture added $1.1 million to sales in the current year. In the domestic rice business, sales in the retail category increased by $5.5 million, or 5.6%. Unit volume sales of the higher-margin instant and prepared rice mixes increased by 2.1%. Of the total $5.5 million increase in sales in the retail category, $6.7 million was related to increased volumes and a combination of product mix and selling price reduced sales $1.2 million. In the non-retail category that includes the lower-margin regular rice sales to the foodservice, industrial and export sectors, sales increased by $2.0 million. Increased volumes accounted for $2.6 million and lower pricing and product mix reduced sales $0.6 million. Sales by the Company's Central American operations increased $2.8 million, or 7.6%, to $39.5 million. Increased sales volumes in both cookie and cracker products and fruit juice and nectar products added $2.4 million to sales. Higher prices added $3.0 million to sales and unfavorable currency translation reduced sales by $2.6 million. Sales by the Company's European operations decreased $5.7 million, or 10.0%, to $50.7 million. Volumes were affected by product line rationalization and lower unit volumes decreased sales by $4.0 million. Lower prices reduced sales by $2.9 million and favorable foreign currency exchange increased sales $1.2 million.

Gross profit increased by $4.2 million, or 7.0%, to $64.4 million in the six-month period from $60.2 million in the same period of the previous year. As a percentage of sales, gross profit increased to 28.0% of sales in the current period versus 26.9% of sales last year. Of the total $4.2 million increase in gross profit, $1.1 million came from domestic operations and $3.1 million came from international operations. Domestic gross profit increased primarily due to increased unit volumes and sales mix. In Central America, gross profit increased by $2.4 million due to the increased sales, lower raw material costs and increased operating efficiencies. As a percentage of sales, gross profit in Central America increased to 31.6% from 27.6%. European operations increased gross profit by $0.7 million, or 16.2%, due to increased sales of higher margin products.

Income from operations increased by 4.2% to $14.0 million from $13.5 million last year. As a percentage of sales, operating income increased to 6.1% from 6.0%. Domestic operating income decreased $1.3 million, or 16.4%, to $6.7 million. In the domestic rice business, increased promotional spending due to competitive market conditions particularly in the value added product segment more than offset the increase in gross profit. International income from operations increased $1.8 million. In Central America operating income was up $1.1 million primarily as a result of the increase in gross margin attributable to the increase in sales and reduction in costs discussed above. In Europe, operating income was up $0.7 million due to the improvement in margins as discussed above.

Other income increased $1.2 million to $1.4 million from $0.2 million in the prior year. Net interest expense was $0.8 million lower in the current year. Decreased working capital requirements, primarily in Central America, reduced borrowings and interest rates were lower. Equity in earnings of unconsolidated affiliates increased by $0.2 million to $0.8 million. Increased royalty income reduced other miscellaneous expenses by $0.2 million.

Tax expense increased $0.4 million to $4.9 million in the current year. The effective tax rate was 31.9% in the current period as compared to 33.0% in the same period last year. The lower rate in the current period results from a lower effective tax rate in Central America which is being impacted by the utilization of investment tax credits and energy tax credits from the Company's energy cogeneration joint venture.

The Company periodically reviews estimated useful lives of property, plant and equipment. Based on the most recent review, the Company determined that actual lives for certain machinery and equipment were generally longer than the useful lives for depreciation purposes. Therefore the Company extended the estimated useful lives of those assets from 10 to 15 years, effective June 30, 1997. This change in estimate reduced depreciation expense for the six months ended December 28, 1997 by $0.8 million and increased net income by $0.5 million, and basic earnings per share by $0.03.

Net income for the six-month period was $10.3 million, up 14.6%, compared to $9.0 million for the comparable period last year. Basic earnings per share were $0.66 versus $0.57 last year.

Liquidity and Capital Resources


Cash provided by operating activities totaled $13.7 million for the six months ended December 28, 1997, which was an increase of $1.7 million from the same period last year. The increase in cash provided by operations was related to the increase in net income and reduced working capital requirements.

Cash used in investing activities decreased to $2.9 million from $6.7 million in the same period in the prior year. Purchases of property, plant and equipment totaled $4.8 million, which was $5.4 million less than purchases in the same period last year. In the prior year, capital expenditures were made for a consolidated joint venture with Riceland Foods to construct power-generating facilities in Arkansas using rice hulls as fuel. Cash flow related to amounts due to affiliates increased by $0.7 million from the period ended December 29, 1996. Proceeds from the sale of marketable securities decreased by $0.1 million.

Cash used in financing activities totaled $6.1 million in the six months ended December 28, 1997, which was $3.0 million less than last year. In the current period $2.7 million net was applied to repay both short and long-term debt whereas in the prior year $5.5 million was used to repay debt. Dividend payments in the period ended December 28, 1997 were $3.2 million, up from $2.9 million paid in the same period last year.

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


Other Matters - Impact of the Year 2000 Issue


The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive data by the Company's computerized information systems. The year 2000 is critical to these systems as many computer programs are written using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications that have date-sensitive programs may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions including but not limited to a temporary inability to process transactions, issue invoices, communicate with customers and financial institutions and update internal accounting systems. If not corrected, such disruptions could have a significant impact on the Company's operations.

The Company has initiated a Company-wide program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through modification of some existing programs and the replacement of other programs with new programs that are already year 2000 compliant. The Company will utilize both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion project by July 1, 1999. The total project costs are presently estimated not to exceed $1.0 million and will be expensed as incurred, unless new software is purchased which costs will be capitalized.

The Company is taking steps to resolve year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company communicates electronically. However, there can be no guarantee that the systems of other companies will be converted timely. A failure to convert by another company could have a significant adverse effect on the Company.

The costs of the year 2000 conversion project and the date on which the Company plans to complete the project are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary significantly from current estimates.


Forward Looking Statements


The statements contained in this Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, the Company can give no assurance that these expectations will be achieved.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 15, Letters from Arthur Andersen LLP dated January 22, 1998, regarding unaudited financial statements.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                     RIVIANA FOODS INC.


Dated:  February 6, 1998         By: /s/E. WAYNE RAY, JR.
                                     E. Wayne Ray, Jr.
                                     Vice President, Chief Financial Officer and
                                     Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                     Sequential
NO.                         DESCRIPTION                              PAGE NUMBER

15     Letters from Arthur Andersen LLP dated January 22, 1998,           13
       regarding unaudited financial statements