Form 10-Q
period 1998-03-29
RIVIANA FOODS INC /DE/
filed 1998-05-06
CIK 934650

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                --------------

                                   FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 29, 1998

                                      OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _________________

                        Commission File Number 0-25294

                                ______________

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

            Yes   [X]   No   [ ]

      The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at April 29, 1998 was 15,683,820.

                              RIVIANA FOODS INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 29, 1998

                                     INDEX

                                                                          PAGE

Part I -- Financial Information

      Item 1 -- Financial Statements

            Consolidated Balance Sheets at March 29, 1998 and June 29, 1997..1

            Consolidated Statements of Income for the Three Months and
               Nine Months Ended March 29, 1998 and March 30, 1997...........2

            Consolidated Statements of Cash Flows for the Nine Months Ended
               March 29, 1998 and March 30, 1997.............................3

            Notes to Consolidated Financial Statements.......................4

      Item 2 -- Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................6

Part II -- Other Information

      Item 6 -- Exhibits and Reports on Form 8-K............................10

Signature...................................................................11

Exhibit Index...............................................................12

Part I -- Financial Information
  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                     March 29,     June 29,
                                                                                       1998         1997
                                                                                     ---------    ---------
                                                                                    (Unaudited)   (Audited)
             ASSETS
CURRENT ASSETS:
  Cash ...........................................................................   $   6,758    $   4,562
  Cash equivalents ...............................................................       6,504        2,478
  Marketable securities ..........................................................       5,078        4,405
  Accounts receivable, less allowance for doubtful accounts of $681 and $529 .....      40,653       43,493
  Inventories ....................................................................      52,677       48,454
  Prepaid expenses ...............................................................       1,774        2,295
                                                                                     ---------    ---------
          Total current assets ...................................................     113,444      105,687

PROPERTY, PLANT AND EQUIPMENT:
  Land ...........................................................................       3,534        3,550
  Buildings ......................................................................      23,745       21,848
  Machinery and equipment ........................................................      85,857       81,830
                                                                                     ---------    ---------
      Property, plant and equipment - gross ......................................     113,136      107,228
  Less - Accumulated depreciation ................................................     (40,425)     (38,065)
                                                                                     ---------    ---------
      Property, plant and equipment - net ........................................      72,711       69,163

INVESTMENTS IN UNCONSOLIDATED AFFILIATES .........................................      10,359       11,471
OTHER ASSETS .....................................................................       5,345        5,568
                                                                                     ---------    ---------
              Total assets .......................................................   $ 201,859    $ 191,889
                                                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ................................................................   $   1,317    $   5,011
  Current maturities of long-term debt ...........................................       1,320        1,863
  Accounts payable ...............................................................      22,259       20,629
  Accrued liabilities ............................................................      16,033       13,940
  Income taxes payable ...........................................................       6,459        5,382
                                                                                     ---------    ---------
      Total current liabilities ..................................................      47,388       46,825

LONG-TERM DEBT, net of current maturities ........................................       1,924        2,619
DUE TO AFFILIATES ................................................................       1,080          135
DEFERRED INCOME TAXES ............................................................       5,481        5,884
OTHER NONCURRENT LIABILITIES .....................................................       3,402        2,995
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ...............................................................       6,377        6,355

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ..................      15,883       15,883
  Paid-in capital ................................................................       6,302        6,215
  Retained earnings ..............................................................     120,881      109,851
  Unrealized gains on marketable securities, net of taxes ........................       3,125        2,273
  Cumulative foreign currency translation adjustment .............................      (6,903)      (5,059)
  Treasury stock, at cost, 167 and 130 shares ....................................      (3,081)      (2,087)
                                                                                     ---------    ---------
          Total stockholders' equity .............................................     136,207      127,076
                                                                                     ---------    ---------
          Total liabilities and stockholders' equity .............................   $ 201,859    $ 191,889
                                                                                     =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                      Three Months Ended         Nine Months Ended
                                                    ----------------------    ----------------------
                                                    March 29,    March 30,    March 29,    March 30,
                                                      1998         1997         1998         1997
                                                    ---------    ---------    ---------    ---------
NET SALES .......................................   $ 114,068    $ 119,022    $ 343,554    $ 342,818

COST OF SALES ...................................      81,607       85,966      246,724      249,592
                                                    ---------    ---------    ---------    ---------
    Gross profit ................................      32,461       33,056       96,830       93,226
                                                    ---------    ---------    ---------    ---------
COSTS AND EXPENSES:
  Advertising, selling and warehousing ..........      19,388       19,990       59,653       57,171
  Administrative and general ....................       4,855        5,335       14,935       14,871
                                                    ---------    ---------    ---------    ---------
    Total costs and expenses ....................      24,243       25,325       74,588       72,042
                                                    ---------    ---------    ---------    ---------
    Income from operations ......................       8,218        7,731       22,242       21,184

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities .........                       29        1,065        1,141
  Interest income ...............................         287          158          801          381
  Interest expense ..............................                     (490)        (533)      (1,504)
  Equity in earnings of unconsolidated affiliates         138          543          971        1,159
  Other expense - net ...........................        (422)        (266)        (909)        (975)
                                                    ---------    ---------    ---------    ---------
    Total other income (expense) ................           3          (26)       1,395          202
                                                    ---------    ---------    ---------    ---------
    Income before income taxes and
       minority interests .......................       8,221        7,705       23,637       21,386

INCOME TAX EXPENSE ..............................       2,270        2,439        7,182        6,952

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ...................          83           82          255          232
                                                    ---------    ---------    ---------    ---------
    Net income ..................................   $   5,868    $   5,184    $  16,200    $  14,202
                                                    =========    =========    =========    =========
    Earnings per share:
        Basic ...................................   $    0.37    $    0.33    $    1.03    $    0.90
        Diluted .................................        0.37         0.33         1.02         0.89

    Weighted average common shares outstanding:
         Basic ..................................      15,730       15,808       15,744       15,829
         Diluted ................................      15,952       15,934       15,938       15,931

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                        ---------------------
                                                                        March 29,   March 30,
                                                                          1998        1997
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .......................................................   $ 16,200    $ 14,202
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ...............................      3,269       3,739
        Deferred income taxes .......................................       (322)       (683)
        Gain on disposition of assets ...............................     (1,082)     (1,061)
        Equity in earnings of unconsolidated affiliates .............       (971)     (1,159)
        Change in assets and liabilities:
            Accounts receivable, net ................................      2,325        (855)
            Inventories .............................................     (4,878)     (6,982)
            Prepaid expenses ........................................        467        (658)
            Other assets ............................................      1,960         390
            Accounts payable and accrued liabilities ................      3,850      (2,832)
            Income taxes payable ....................................      1,149       1,194
            Other noncurrent liabilities ............................         15         (69)
            Minority interests ......................................          8         134
                                                                        --------    --------
               Net cash provided by operating activities ............     21,990       5,360
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment .......................     (7,449)    (17,236)
   Proceeds from disposals of property, plant and equipment .........         68          52
   Investment by joint venture partner ..............................         75       4,481
   Proceeds from sale of marketable securities ......................      1,183       3,650
   Collection of notes receivable ...................................         27          40
   Due to affiliates ................................................        923        (114)
   Cash received from a previously unconsolidated affiliate .........                     57
   Increase in marketable securities ................................         (3)        (94)
                                                                        --------    --------
               Net cash used in investing activities ................     (5,176)     (9,164)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt ...........................     (3,560)      5,723
   Additions to long-term debt ......................................        677         823
   Repayments of long-term debt .....................................     (1,643)     (2,670)
   Dividends paid ...................................................     (4,884)     (4,436)
   Repurchases of common stock ......................................     (1,684)     (1,225)
   Sales of common stock ............................................        556         183
   Collection of employee discount on stock .........................         87          23
                                                                        --------    --------
               Net cash used in financing activities ................    (10,451)     (1,579)
                                                                        --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS ........       (141)       (123)
                                                                        --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................      6,222      (5,506)
CASH AND CASH EQUIVALENTS, beginning of period ......................      7,040       7,390
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, end of period ............................   $ 13,262    $  1,884
                                                                        ========    ========
CASH PAID DURING THE PERIOD FOR:
   Interest .........................................................   $    748    $  1,489
                                                                        ========    ========
   Income taxes .....................................................   $  5,828    $  6,446
                                                                        ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                   (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

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

2.    Earnings per Share

            Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                  ---------------------    ---------------------
                                  MARCH 29,   MARCH 30,    MARCH 29,   MARCH 30,
                                    1998         1997         1998       1997
                                   ------       ------       ------     ------
Average Shares Outstanding:
Basic ......................       15,730       15,808       15,744     15,829
Stock Options ..............          222          126          194        102
                                   ------       ------       ------     ------
Diluted ....................       15,952       15,934       15,938     15,931
                                   ======       ======       ======     ======

3.    Inventories

            Inventories were composed of the following:

                                               MARCH 29, 1998      JUNE 29, 1997
                                                ------------       ------------
Raw materials ............................      $     13,309       $      8,555
Work in process ..........................                47                 31
Finished goods ...........................            32,827             33,130
Packaging supplies .......................             6,494              6,738
                                                ------------       ------------
            Total ........................      $     52,677       $     48,454
                                                ============       ============

4.    Recently Issued Accounting Standards

            Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," was issued in June 1997. The Company will adopt SFAS No. 130 in the first quarter of Fiscal 1999. Had SFAS No. 130 been adopted as of March 29, 1998, net income, as reported, would have been adjusted by changes during the reporting period in unrealized gains on marketable securities, net of taxes, and cumulative foreign currency translation adjustment.

            In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company is required to and will adopt SOP 98-1 by the first quarter of Fiscal 2000 and believes that adoption will not have a significant effect on its consolidated financial statements.

            In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." At adoption, SOP 98-5 requires the Company to write-off any unamortized start-up costs as a cumulative change in accounting principle and, going forward, expense all start-up activity costs as they are incurred. The Company is required to and will adopt SOP 98-5 by the first quarter of Fiscal 2000 and believes that adoption will not have a significant effect on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

THREE MONTHS ENDED MARCH 29, 1998 COMPARED TO THREE MONTHS ENDED MARCH 30, 1997

For the three months ended March 29, 1998, sales declined $4.9 million, or 4.2%, to $114.1 million from $119.0 million recorded for the same period last year. Lower volumes accounted for $2.3 million of the consolidated decrease in sales. A combination of price and product mix decreased sales $1.9 million and unfavorable foreign currency translation reduced sales by $0.7 million. Domestic sales of $71.4 million decreased $1.6 million, or 2.1%, from the prior year sales of $73.0 million. In the prior fiscal year, the Company entered into a joint venture with a major rice milling company in Arkansas, which began operations in the last fiscal quarter of the prior year. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This venture added $0.8 million to sales in the current year. In the domestic rice business, the retail sector recorded a $3.0 million, or 5.4%, decrease in sales. Within the retail sector, sales of regular rice decreased by $2.9 million, or 10.6%, due primarily to a volume decline of 9.1%. Sales of value-added products decreased by $0.1 million and sales of brown rice were even with the prior year. In the non-retail sector, sales increased $0.6 million, or 3.4%. Sales decreased $0.4 million, or 3.0%, in the export/commodity category, whereas higher sales were recorded in the foodservice ($0.7 million) and the industrial ($0.4 million) categories. Sales in Central America decreased $0.3 million, or 1.5%, to $18.9 million compared to $19.2 million in the prior year. Higher volumes were recorded in the cookie and cracker product lines and offset marginally lower volumes of fruit juice and nectar products. In total, higher volumes increased sales by $0.1 million. Higher prices, particularly in the cookie and cracker product lines, increased sales by $0.9 million and unfavorable currency translation reduced sales by $1.3 million. In Europe, sales declined by $3.0 million, or 11.5%, to $23.8 million from $26.8 million last year. Lower unit volumes decreased sales by $2.5 million as the Company continued to eliminate sales of certain lower margin products. A combination of price and product mix reduced sales by $1.1 million and favorable currency translation increased sales by $0.6 million.

Gross profit decreased by $0.6 million, or 1.8%, to $32.5 million from $33.1 million a year ago but increased as a percentage of sales to 28.5% from 27.8% due to higher percentage margins in Central America and Europe. Gross profit on the sale of cookie and cracker products increased over the prior year due mostly to the higher volumes in the home market, which carry higher margin than export sales. Margins in the Company's fruit juice and nectar products were up reflecting improvements in operating efficiencies. Gross profit in Central America improved by $0.2 million, or 3.7%, to $6.1 million. In the domestic sector gross profit decreased $1.0 million, or 4.2%, to $23.8 million from $24.8 million in the same period last year. Gross profit decreased primarily as a result of the decrease in sales. In the domestic rice business, gross profit as a percentage of sales declined to 33.7% from 34.0% as a result of the change in sales mix. In Europe gross profit increased by $0.2 million, or 9.3%, to $2.6 million and increased as a percentage of sales to 10.8% from 8.8% last year. The increase in gross margin was due to improved margins on the ethnic rice business and the elimination of lower margin products.

Operating income increased $0.5 million, or 6.3%, to $8.2 million from $7.7 million in the same period last year. As a percentage of sales, operating income increased to 7.2% from 6.5% in the prior period. The increase in operating income was principally due to the improved results in European operations and lower domestic administrative expenses. The decrease in administrative expenses ($0.5 million) was essentially timing related as year-to-date expenses were even with the prior year. The improvement in European operations was related to the improved gross profit as discussed previously. Operating income in the domestic business was even with the prior year at $7.2 million, but increased as a percentage of sales to 10.2% from 9.9% last year. Reduced advertising and promotional spending was the main contributor to the improved performance relative to sales. In Central America, operating income declined slightly ($0.1 million) due to increased selling and distribution expenses related primarily to expanded distribution.

Other income/(expense) was essentially unchanged from the same quarter last year. Net interest income of $0.3 million for the current period improved by $0.6 million from the prior period's net interest expense of $0.3 million. Improved cash flow, declining international interest rates and capitalization of interest expense of $0.2 million related to capital expenditures in Central America were the main factors affecting this item. Equity in the earnings of unconsolidated affiliates of $0.1 million was $0.4 million lower than the same period last year. Also, commercial storage income was $0.1 million lower than the same period last year as a result of lower volumes.

Tax expense of $2.3 million reflected a decrease of $0.2 million from the same period last year and the effective rate decreased to 27.6% from 31.7%. This decrease in the rate reflected energy tax credits related to the Company's cogeneration joint venture and Central American investment tax credits.

The Company periodically reviews estimated useful lives of property, plant and equipment. Based on the most recent review, the Company determined that actual lives for certain machinery and equipment were generally longer than the useful lives for depreciation purposes. Therefore the Company extended the estimated useful lives of those assets from 10 to 15 years, effective June 30, 1997. This change in estimate reduced depreciation expense for the three months ended March 29, 1998 by $0.4 million and increased net income by $0.3 million, and diluted earnings per share by $0.02.

Net income for the current quarter increased $0.7 million, or 13.2%, to $5.9 million from $5.2 million in the third quarter last year. Diluted earnings per share were $0.37 up from $0.33 in the prior period.


NINE MONTHS ENDED MARCH 29, 1998 COMPARED TO NINE MONTHS ENDED MARCH 30, 1997

Sales increased $0.7 million, or 0.2%, to $343.5 million in the nine-month period ended March 29, 1998 versus $342.8 million for the same period of the previous year. Domestic sales increased by $7.0 million, or 3.4%, to $210.7 million while sales from international operations decreased by $6.3 million to $132.8 million. Increased volumes added $6.5 million to sales while a combination of price and sales mix decreased sales by $3.6 million. Unfavorable currency translation reduced sales by $2.2 million. In the prior fiscal year, the Company entered into a joint venture with a major rice milling company in Arkansas, which began operations in the last fiscal quarter. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This venture added $1.9 million to sales in the current year. In the domestic rice business, sales in the retail category increased by $2.5 million, or 1.7%. Unit volume sales of the higher-margin instant and prepared rice mixes increased by 1.8%. Of the total $2.5 million increase in sales in the retail category, $3.9 million was related to increased volumes and a combination of product mix and selling price reduced sales $1.4 million. In the non-retail category that includes the lower-margin regular rice sales to the foodservice, industrial and export sectors, sales increased by $2.6 million. Increased volumes accounted for $4.7 million and lower pricing and product mix reduced sales $2.1 million. Sales by the Company's Central American operations increased $2.5 million, or 4.4%, to $58.4 million. Increased sales volumes in both cookie and cracker products and fruit juice and nectar products added $2.5 million to sales. Higher prices added $3.9 million to sales and unfavorable currency translation reduced sales by $3.9 million. Sales by the Company's European operations decreased $8.8 million, or 10.5%, to $74.4 million. Volumes were affected by product line rationalization and decreased sales by $6.5 million. Lower prices reduced sales by $4.0 million and favorable foreign currency exchange increased sales $1.7 million.

Gross profit increased by $3.6 million, or 3.9%, to $96.8 million for the nine months ended March 29, 1998 from $93.2 million in the same period last year. As a percentage of sales, gross profit increased to 28.2% from 27.2% last year. In the domestic rice business, gross profit increased $0.2 million as a result of increased sales. In Central America, gross profit increased by $2.6 million, or 16.2%, to $18.6 million from $16.0 million last year. The improvement in gross profit was the result of increased sales and improved operating efficiencies in fruit juice and nectar products. In Europe, gross profits increased $1.0 million, or 13.9%, to $7.9 million and improved as a percentage of sales to 10.7% from 8.4%. The improvement is attributable to the rationalization of the product line as discussed previously and improved operating margins in ethnic rice products.

Operating income increased by 5.0% to $22.2 million from $21.2 million in the same period last year. As a percentage of sales, operating income increased to 6.5% from 6.2% primarily due to improved results in Europe and Central America. In the domestic business operating income decreased 4.7% to $18.7 million from $19.7 million due to an increase of $1.0 million in advertising and promotion expenses resulting from competitive market conditions. In Central America operating income increased $1.1 million due to the increased gross margins of $2.6 million offset by higher selling and distribution expenses of $1.4 million. In Europe, operating income increased by $0.9 million, or 55.9%, and was directly related to the increase in gross profit.

Other income increased $1.2 million to $1.4 million in the current period from $0.2 million in the same period last year. Net interest income of $0.3 million increased by $1.4 million from the prior year when the Company recorded net interest expense of $1.1 million. Improved cash flow, declining international interest rates and capitalization of interest expense of $0.2 million related to capital expenditures in Central America were the main factors affecting net interest income/ (expense).

Tax expense increased $0.2 million to $7.2 million in the current year. The increase is related to the increase in pretax earnings. The effective rate for the current period was 30.4% compared to 32.5% in the same period last year. This decrease in the rate reflected energy tax credits related to the Company's cogeneration joint venture and Central American investment tax credits.

The Company periodically reviews estimated useful lives of property, plant and equipment. Based on the most recent review, the Company determined that actual lives for certain machinery and equipment were generally longer than the useful lives for depreciation purposes. Therefore the Company extended the estimated useful lives of those assets from 10 to 15 years, effective June 30, 1997. This change in estimate reduced depreciation expense for the nine months ended March 29, 1998 by $1.3 million and increased net income by $0.8 million, and diluted earnings per share by $0.05

Net income for the nine-month period was $16.2 million, up 14.1%, compared to $14.2 million for the same period in the prior year. Diluted earnings per share were $1.02 versus $0.89 last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $22.0 million for the nine months ended March 29, 1998 compared to cash provided by operating activities of $5.4 million last year. The increase in cash provided by operations was for the most part related to the increase in earnings and reduced working capital needs.

Cash used in investing activities decreased to $5.2 million from $9.2 million in the same period last year. Additions to property, plant and equipment net of investment by joint venture partner were lower by $5.4 million in the current year. In the prior year additions to property, plant and equipment were higher as the Company's Arkansas joint venture was constructing two energy cogeneration facilities. Proceeds from the sale of marketable securities were $2.5 million lower in the current year. Additionally, amounts due to affiliated companies increased by $1.0 million.

Cash used by financing activities increased to $10.5 million for the nine months ended March 29, 1998 from $1.6 million in the comparable period last year. In the current period, short and long-term debt was reduced by $4.5 million while in the prior year short and long term debt increased by $3.9 million. Dividend payments in the period ended March 29, 1998 were $4.9 million up from $4.4 million paid in the same period last year.

Through the end of the third quarter the Company purchased 81,700 shares of the Company's common stock pursuant to a stock repurchase plan announced in August 1995. The cost of the shares repurchased was $1.7 million.

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

                          PART II.  OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 15, Letters from Arthur Andersen LLP dated April 21, 1998, regarding unaudited financial statements.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                          RIVIANA FOODS INC.

Dated:  May  6, 1998                      By:/s/E. WAYNE RAY, JR.
                                                E. Wayne Ray, Jr.
                                                Vice President, Chief Financial
                                                Officer and Chief Accounting
                                                Officer

                                 EXHIBIT INDEX

                                                                     SEQUENTIAL
NO.            DESCRIPTION                                           PAGE NUMBER

15    Letters from Arthur Andersen LLP dated April 21, 1998, regarding     13
      unaudited financial statements