Form 10-K
period 1998-06-28
RIVIANA FOODS INC /DE/
filed 1998-09-23
CIK 934650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED JUNE 28, 1998

                                OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-25294

                               RIVIANA FOODS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                              76-0177572
      (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)

         2777 ALLEN PARKWAY
             HOUSTON, TX                                      77019-2141
   (ADDRESS OF PRINCIPAL EXECUTIVE                            (ZIP CODE)
              OFFICES)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

     As of August 31, 1998 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $138,862,000.

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at August 31, 1998 was approximately 15,460,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held October 21, 1998 (the "Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12 and 13.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     Riviana Foods Inc. ("Riviana", the "Company", or the "Registrant") was incorporated on January 31, 1986. The Company's predecessors date back to 1911 when Frank A. Godchaux began the amalgamation of 25 rice mills in southwest Louisiana.

     Riviana processes, markets and distributes rice products in the United States, cookies, crackers, fruit juices, nectars and drinks, and processed fruits and vegetables in Central America, and rice and other food products in Europe. For fiscal 1998, the Company's domestic operations accounted for approximately 61% and 66% of net sales and operating income before general corporate expenses, respectively, and international operations accounted for approximately 39% and 34% of net sales and operating income before general corporate expenses, respectively. Financial segment information by geographic area for the most recent three fiscal years is set forth in Item 8, Note 12, "Segment information."

     Riviana's domestic operations consist primarily of sales of retail branded and private-label rice products, sales of rice products to retail food service chains, sales of rice and rice by-products to major food processors and other industrial users and exports of branded and value-added rice products to Puerto Rico and a number of international markets. Sales of retail branded and private-label rice products represent the most significant component of the Company's domestic operations, accounting for approximately 45% of the Company's total net sales during fiscal 1998.

     By volume, Riviana is the largest seller of retail branded and private-label rice products in the United States, offering a variety of products in each of the retail rice industry's four categories: dried rice (milled white and parboiled rice), instant rice (rice that cooks in 10 minutes or less), prepared rice (specialty mixes) and brown rice.

     The Company's domestic sales by hundredweight ("cwt") of retail rice products have grown at a compound annual rate of 5% from fiscal 1994 to 1998. The Company believes its consistent growth has resulted from its longstanding national presence and reputation for quality, and its ability to develop and market easy-to-prepare, value-added instant and specialty mix products. Sales of instant and specialty mixes have increased at a compound annual rate of 4% from fiscal 1994 to 1998.

     The Company markets its branded products under a number of nationally recognized brand names including:

             Mahatma(R)-- the best selling brand in the U.S. for nine years.

             Success(R) -- the leading brand of instant boil-in-bag rice and the second leading brand of instant rice in the U.S.

             Carolina(R)-- one of the top leading brands of packaged long grain rice in the northeastern and mid-Atlantic U.S.

             WaterMaid(R) -- the leading brand of medium grain rice in the south and southeastern U.S.

             River(R) -- the top-selling brand of packaged medium grain rice in several northeastern and mid-Atlantic U.S. markets.

     Riviana also markets a variety of easy-to-prepare, flavored rice mixes under the Mahatma(R), Carolina(R) and Success(R) brand names, including Mahatma(R) brand Yellow Rice, Red Beans & Rice, Spanish Rice and Black Beans & Rice, Carolina(R) brand Yellow Rice, Black Beans & Rice and Pilaf Rice, and Success(R) brand Brown & Wild Rice, Broccoli & Cheese Rice and Red Beans & Rice.

     In addition to its branded products, the Company supplies a full range of private-label rice products -- dried rice, instant rice, rice mixes and brown rice -- to numerous food retailers, including 19 of the top 20 supermarket chains in the United States. In July 1998, the Company also began marketing and distributing retail rice products in the United States and the Bahamas for Riceland Foods, Inc., with whom it also participates in rice flour milling and co-generation projects.

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

     Riviana exports brand name and value-added rice products to Puerto Rico and a number of foreign countries. The Company's Puerto Rican brands, El Mago(R), Sello Rojo(R) and Mahatma(R), represent approximately 20% of the total Puerto Rican retail rice market, where per capita rice consumption is approximately five times the United States level. The Company also exports brand-name and private-label rice products to Canada, Mexico and countries in the Caribbean, Europe, Africa and the Middle East.

     The Company's Costa Rican subsidiary, Pozuelo, S.A. ("Pozuelo"), is one of the largest manufacturers of cookies and crackers in Central America. Costa Rica is Pozuelo's largest market, followed by Guatemala and El Salvador. The Company has committed significant resources to Pozuelo in the past five years to modernize its facilities and convert it into a modern, efficient baking operation. Pozuelo's principal brands are Riviana Pozuelo(R) soda crackers and saltines, Bokitas(R) oil sprayed crackers, Familia(R) assortments of sweet biscuits, and Chiky(R), which is a chocolate-enrobed sweet biscuit. Many of these products are market leaders in Central America. Pozuelo's sales, expressed in dollars, have grown at a compound annual rate of 6.5% for the past five fiscal years.

     The Company's Guatemalan subsidiary, Alimentos Kern de Guatemala, S.A. ("Kern"), is one of the largest fruit and vegetable processing operations in Central America. Kern produces a wide variety of products, including fruit nectars and juices, fruit drinks, tomato products (sauces, ketchup and paste), canned vegetables and refried beans under the Kern's(R), Ducal(R), Fun-C(R) and Koolfrut(R) brands. Kern's products are sold principally in Central America with its largest markets being Guatemala, Costa Rica and El Salvador. Exports, including refried beans exported to the United States, represent a growing part of Kern's business. Many of Kern's primary brand name products are market leaders in Central America in their respective categories. Kern's sales, expressed in dollars, have grown at a compound annual rate of 5.0% for the past five fiscal years.

     The Company's subsidiaries in Central America accounted for approximately 17% of net sales and 26% of operating income before general corporate expenses in fiscal 1998.

     The Company's Belgian subsidiary, N & C Boost N.V. ("N&C"), competes in the continental European rice market through its management of Boost Distribution C.V. ("Boost"). Boost is accounted for as an unconsolidated affiliate and is jointly owned by N&C and Arrocerias Herba, S.A., a major European rice miller and marketer. Boost buys parboiled and regular brown rice in bulk, which it then mills, packages and markets under its own and private-label brand names and in bulk. Boost markets its own brand name, Bosto(R), which is a leading brand of consumer packaged rice in Belgium. Boost's Boss(R) brand canned cream rice is the leading canned creamed rice in Belgium. Boost also distributes bulk and private-label packaged rice to major retailers in Europe. The Boost joint ownership agreement provides that after January 1, 1997, each party has certain rights to buy the other's interest or require the other to buy its interest. N&C also owns a one-third interest in Herto N.V., a major European rice cake manufacturer.

     Stevens & Brotherton Ltd. ("S&B"), the Company's United Kingdom subsidiary, is a distribution company that distributes a variety of brand name and private-label products including rice, and canned fruits, vegetables and meats to retail, wholesale, food service and industrial customers in the United Kingdom. S&B also sells branded dried fruits and nuts from Sun-Diamond Growers of California and Welch's Concord grape juice. The products distributed by S&B are all produced by other manufacturers and generate a lower gross profit margin than other Riviana operations.

     The Company's European operations accounted for approximately 22% of net sales and 8% of operating income before general corporate expenses in fiscal 1998.

     Financial segment information by geographic area for the most recent three fiscal years is set forth in Item 8, Note 12, "Segment information."

     The Company is exposed to certain political, economic and other risks inherent in doing business abroad, including exposure to currency exchange rate fluctuations, currency exchange restrictions, potentially unfavorable changes in tax or other laws, partial or total expropriation, and the risks of war, terrorism and other civil disturbances. Additional information related to this matter is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "General."
The Company's strategies for minimizing the effect of currency rate fluctuations are to borrow in local currencies, denominate accounts receivable in local currencies and hedge certain short-term foreign product procurement commitments with specific currency exchange contracts. Currency rate fluctuations have not materially impacted the historical results of operations. The functional currencies of the Company's foreign subsidiaries are the local currency of each subsidiary.

     The Company has a large customer base that includes retail supermarket chains, wholesalers, industrial ingredient users, restaurant chains, breweries and other food processors. No customer, domestic or international, accounted for more than 5% of the Company's consolidated revenues in fiscal 1998.

     In the United States, the Company supports its branded business primarily with regional media advertising and trade and consumer promotions, including significant coupon and product tie-in programs. These programs are coordinated by Company marketing and sales departments through nine regional managers and a national network of food brokers.

     The Company's sales of retail rice products are executed on a purchase order basis, although the Company does have a limited number of short-term (one year or less) contracts under which it supplies rice products to industrial and international customers. The Company's sales of retail rice products are conducted through independent food brokers, who are coordinated by the Company's regional sales managers. Products are distributed through a nationwide network of Company and public warehouses.

     The Company buys rough rice from a variety of farm sources, primarily in Arkansas and Louisiana. No single source accounts for more than 13% of rough rice purchases. In addition to milling rice in its own facilities, the Company purchases significant amounts of rice milled to the Company's specifications from a number of the leading rice milling companies in the United States. In fiscal 1998, 81% of the Company's milled rice purchases were from three suppliers. The Company believes adequate alternative sources of supply are readily available.

     The Company's competitive position depends largely on continued consumer brand loyalty and its ability to introduce and gain customer acceptance for new products. The Company competes with three major industry leaders and with several regional competitors on the basis of price, quality, brand name recognition, availability of products, and product innovation.

     Mars, Inc., through its subsidiary Uncle Ben's, Inc., is the largest seller of branded rice in the industry measured in dollars. The Company is the industry leader in sales of branded rice measured by volume. Kraft General Foods Inc., a subsidiary of Philip Morris Companies, Inc., produces the leading brand of instant rice (Minute), and The Quaker Oats Company produces the leading brand of rice mixes (Rice-A-Roni).

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

     As of August 31, 1998, the Company employed approximately 2,656 employees, 23% of whom were covered by collective bargaining agreements. In Houston, Texas, the Company is a party to collective bargaining agreements with General Drivers, Warehousemen and Helpers Teamsters Local Union No. 968, covering a total of 234 employees. In Memphis, Tennessee, the Company is a party to a collective bargaining agreement with Teamsters Local Union No. 1196 covering 102 employees. In Guatemala, Kern is a party to a collective bargaining agreement with a local union covering 287 employees. The Company believes its labor relations are good.

ITEM 2.  PROPERTIES.

     The following table lists the Company's principal properties, all of which are owned unless otherwise indicated.

                       LOCATION                                NATURE OF FACILITY             SQUARE FOOTAGE
-------------------------------------------------------------------------------------------   ---------------
Houston, Texas........................................ Processing, packaging, technical           170,600
                                                      center, warehouse
Houston, Texas(1)..................................... Corporate headquarters                      52,100
Abbeville, Louisiana.................................. Processing, packaging, warehouse           137,200
Memphis, Tennessee.................................... Packaging, warehouse                        99,700
Carlisle, Arkansas.................................... Processing                                  47,500
Jonesboro, Arkansas(1)................................ Operations, gasification, storage for        6,000
                                                      rice hulls
Stuttgart, Arkansas(1)................................ Operations, gasification, storage for       36,705
                                                      rice hulls
Edison, New Jersey(1)................................. Warehouse                                   99,902
Orpington, England(1)................................. Trading office                              11,100
Bristol, England(2)................................... Distribution                               210,000
San Jose, Costa Rica.................................. Production, packaging, warehouse           257,000
Guatemala City, Guatemala............................. Production, packaging, warehouse           267,000


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended June 28, 1998, no matter was submitted to a vote of the stockholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth in Item 8 in Note 10, "Capital stock", and in Note 13, "Selected quarterly financial data (unaudited)."

     On August 28, 1998, the Board of Directors declared a quarterly cash dividend of $.11 per common share payable October 13, 1998 to stockholders of record on September 8, 1998.

     The Company has a continuing stock repurchase program. The program authorizes the repurchase of up to 1,500,000 shares of the Company's common stock from time to time. As of August 31, 1998, the Company had repurchased 514,500 shares. The Company expects to finance any future repurchases from working capital, unused short-term credit lines and cash flow from operations.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table represents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1994 through 1998. All amounts are in thousands except per share data.

                                          1998        1997        1996        1995        1994
                                       ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
     Net sales.......................  $  454,012  $  460,183  $  440,492  $  427,229  $  419,143
     Income before extraordinary
       item..........................      22,590      20,025      18,342      14,931      17,480
     Net income......................      22,590      20,025      18,342      14,931      16,443
     Earnings per share:
          Income before extraordinary
             item
               Basic.................        1.44        1.27        1.16        0.96        1.14
               Diluted...............        1.42        1.26        1.15        0.96        1.14
          Net income
               Basic.................        1.44        1.27        1.16        0.96        1.07
               Diluted...............        1.42        1.26        1.15        0.96        1.07
BALANCE SHEET DATA (AT END OF YEAR):
     Total assets....................  $  205,328  $  191,889  $  182,504  $  175,683  $  175,635
     Short-term debt and current
       maturities of long-term
       debt..........................       2,705       6,874      13,031      13,276      31,597
     Long-term debt, net of current
       maturities....................       1,861       2,619       3,644       2,372       2,432
     Total debt......................       4,566       9,493      16,675      15,648      34,029
     Stockholders' equity............     137,744     127,076     116,506     106,795      90,654
     Dividends paid per share........      0.4200      0.3800      0.3466      0.2499      0.2000

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

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to currency fluctuations related to inventory purchases. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company enters into forward exchange contracts to hedge specific product commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on rates agreed to at the inception of the contracts. At June 28, 1998, the Company had established bank lines available to purchase forward exchange contracts in the amount of $41.6 million, of which $14.5 million was outstanding. Gains and losses deferred in outstanding instruments at year-end were immaterial. As a matter of policy, the Company does not engage in foreign currency speculation and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

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

     Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the results of operations or financial position for the three years ended June 28, 1998. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations or financial position of the Company's units located in that region because the Company has generally been able to pass on cost increases to its customers.

     The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

FISCAL 1998 COMPARED TO FISCAL 1997

     For the fiscal year ended June 28, 1998, sales declined $6.2 million or 1.3% to $454.0 million from $460.2 million for the previous fiscal year. In the prior year, the Company entered into a joint venture with a major rice milling company in Arkansas, which began operations in the fourth quarter of the prior year. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This unit added $2.2 million to sales in the current year reflecting a full year's operation compared to only one quarter in the prior year. Excluding the effect of the cogeneration business, sales for the period ended June 28, 1998 declined by $8.4 million or 1.8% to $451.1 million from $459.5 last year. Increased volumes added $2.5 million to sales while a combination of price and product mix reduced sales by $7.6 million and unfavorable currency translation reduced sales a further $3.3 million. In the domestic rice business sales of $276.1 million decreased $0.2 million or 0.1% from the prior year sales of $276.3 million. Despite competitive market conditions and declining total-market category sales, the Company's retail sector sales increased by $1.3 million to $203.9 million in fiscal 1998 from $202.6 million in the prior year. Within the retail sector, sales of regular rice increased by $1.5 million or 1.5% due primarily to a unit volume increase of 4.5% that added $2.8 million to sales while the product mix decreased sales by $1.3 million. Sales of value-added products decreased by $0.4 million or 0.4% despite a 1.0% increase in unit volume sales due primarily to competitive market conditions. Sales of brown rice increased over the prior year by $0.2 million due to a 3.5% increase in unit volumes. In the non-retail sector, sales decreased $1.5 million or 2.0%. Sales increased $2.0 million or 33.5% in the foodservice sector with increased volumes adding $3.7 million and a change in the product mix reducing sales by $1.7 million. The industrial sector recorded a 22.7% increase in unit volumes and a $1.5 million or 15.6% increase in sales. In the lower margin export/commodity sector, sales declined by $5.0 million or 8.7%. Lower volumes reduced sales by $3.0 million and a combination of price and product mix decreased sales a further $2.0 million. Sales in Central America increased $1.5 million or 1.9% to $76.3 million compared to $74.8 million in the prior year. Higher volumes were recorded in both fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $2.6 million. Higher prices, particularly in the cookie and cracker product lines, increased sales by $4.1 million and unfavorable currency translation reduced sales by $5.3 million. In Europe, sales declined by $9.7 million or 8.9% to $98.7 million from $108.4 million last year. Lower unit volumes decreased sales by $6.0 million as the Company continued to eliminate sales of certain lower margin products. A combination of price and product mix reduced sales by $5.6 million and favorable currency translation increased sales by $2.0 million.

     Gross profit increased by $3.7 million or 3.0% to $129.0 million from $125.3 million a year ago and increased as a percentage of sales to 28.4% from 27.2% due to higher percentage margins in all segments of the business. In the domestic rice business gross profit increased $0.6 million or 0.7% to $94.0 million from $93.4 million in the same period last year. Gross profit increased primarily as a result of the product mix of sales and reduced rice costs. In the domestic rice business, gross profit as a percentage of sales increased to 34.1% from 33.8%. The domestic energy cogeneration operations essentially broke even at the gross profit level. As anticipated, initial operating costs in the start-up phase were high. Gross profit in Central America improved by $2.3 million or 10.7% to $24.6 million, and also improved as a percentage of sales to 32.3% from 29.7% in the prior year. Gross profit on the sale of cookie and cracker products increased over the prior year due mostly to improved operating efficiencies. Margins in the Company's fruit nectar and juice products were up reflecting improvements in operating efficiencies and increased volumes. In Europe gross profit increased by $0.8 million or 8.7% to $10.4 million and increased as a percentage of sales to 10.6% from 8.9% last year. The increase in gross margin was due to improved margins on the ethnic rice business and the elimination of lower margin products.

     Operating income increased $0.8 million or 2.7% to $30.9 million from $30.1 million in the same period last year. As a percentage of sales, operating income increased to 6.8% from 6.5% in the prior period. The increase in operating income was principally due to improved results in Europe and Central America and $0.2 million lower general corporate expenses. The improvement in European operations of $0.9 million was related to the improved gross profit as discussed previously. Operating income in the domestic rice business decreased by $0.8 million or 3.0% to $26.3 million. Competitive market conditions required additional advertising and promotional spending of $1.0 million which more than offset the $0.6 million improvement in gross profit. In Central America, operating income increased by $0.6 million or 6.4% to $10.5 million. The increase in gross profit of $2.3 million was partially offset by increased selling and administrative expenses of $1.7 million related to expanded distribution and new product introductory costs.

     Other income of $2.1 million increased by $2.2 million from the prior year when the category reflected a net expense of $0.1 million. Net interest income of $0.4 million for the current period improved by $1.8 million from the prior period's net interest expense of $1.4 million. Improved cash flow and declining international interest rates were the main factors affecting this item. Equity in the earnings of unconsolidated affiliates of $1.4 million was $0.6 million higher than the same period last year. In the prior year, a provision of $0.8 million was made to cover the expected loss on the disposition of an unconsolidated affiliate. Also, gain on the sale of marketable securities was $0.1 million lower than the same period last year.

     Income tax expense of $10.0 million reflected an increase of $0.4 million from the same period last year and the effective rate decreased to 30.2% from 31.9%. This decrease in the rate reflected energy tax credits related to the Company's cogeneration joint venture and Central American investment tax credits.

     The Company periodically reviews estimated useful lives of property, plant and equipment. Based on the most recent review, the Company determined that actual lives for certain machinery and equipment were generally longer than the useful lives for depreciation purposes. Therefore the Company extended the estimated useful lives of those assets from 10 to 15 years, effective June 30, 1997. This change in estimate reduced depreciation expense for the fiscal year ended June 28, 1998 by $1.7 million and increased net income by $1.1 million, and diluted earnings per share by $0.07.

     Net income for the current year increased $2.6 million or 12.8% to $22.6 million from $20.0 million in the prior fiscal year. Diluted earnings per share were $1.42, up from $1.26 in the prior period.

FISCAL 1997 COMPARED TO FISCAL 1996

     Sales in fiscal 1997 advanced to $460.2 million, which is an increase of $19.7 million or 4.5% over sales of $440.5 million in fiscal 1996. Domestic sales increased 8.9% or $22.6 million to $277.0 million in fiscal 1997 from $254.4 million last year. During the year the Company entered into a joint venture with a major rice milling company in Arkansas. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This venture added $0.7 million to domestic sales in the current year. In the domestic rice business, unit volumes increased by 9.5% accounting for $14.6 million of the increase in sales. A combination of product mix and higher prices added $7.3 million to sales. Sales increases were recorded in all sectors of the domestic rice business with the exception of the industrial sector where strong competition limited growth and volumes declined from the previous year. The retail sector recorded strong unit volume growth of 11.6% and sales increased by $13.4 million with $11.9 million of that increase related to the higher volumes. The export and commodity sectors also recorded good growth with sales increasing by $6.2 million and $5.7 million, respectively. Of the total increase of $11.9 million in these two sectors, $5.8 million was volume related and $6.1 million was related to product mix and higher prices. In the industrial sector sales declined by $4.2 million with $4.0 million related to lower volumes. In the foodservice sector, sales increased by $0.8 million. Increased volumes added $0.9 million to sales and a combination of price and product mix reduced sales by $0.1 million. In Central America, sales increased by $5.1 million or 7.4% to $74.8 million in fiscal 1997. Increased volumes added $3.0 million and higher prices added an additional $7.2 million, while unfavorable currency translation reduced sales by $5.1 million. Healthy volume gains were recorded in cookies and crackers, fruit nectars and juices and bean products. In Europe, sales declined by $8.0 million to $108.4 million primarily due to lower volumes, as the Company discontinued certain lower margin products. Lower volumes reduced sales by $14.0 million and a combination of product mix and higher prices added $1.1 million to sales. Favorable currency translation added $4.9 million to sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during fiscal 1998. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company's primary sources of liquidity are cash provided by operating activities and external borrowing. A strong working capital position and continued profitable operations are the key factors that allow the Company to generate most of its capital requirements internally.

     The Company's total of cash and marketable securities at June 28, 1998 exceeded total debt by $17.0 million. The ratio of debt to total capitalization (total debt plus stockholders' equity) decreased to 3.2% at the end of fiscal 1998 from 7.0% the previous year. The current ratio increased to 2.4 in fiscal 1998 from 2.3 at the end of the prior year.

     Consistent with historical results, operations provided a strong, positive cash flow in fiscal 1998, which resulted in net cash provided by operations of $32.7 million. This represented an increase of $4.9 million from the prior year. Net income increased by $2.6 million or 12.8% to $22.6 million and non-cash depreciation and amortization charges decreased by $0.7 million. Based on the Consolidated Statements of Cash Flows which eliminate the effect of fluctuations in foreign currency translation rates, working capital requirements were reduced and cash of $5.7 million was provided compared to the prior year when working capital requirements decreased and provided cash of $5.1 million. The largest change was in inventory levels. In fiscal 1998, inventories increased by $1.9 million whereas in the prior year inventories decreased by $5.2 million. The increase in inventories in the current year was offset by an increase in accounts payable of $4.6 million. For the three year period ended June 28, 1998, net cash provided by operations has exceeded capital expenditures by $34.3 million. The capital spending program in fiscal 1998 was focused on expanding capacity and cost reduction projects.

     Dividends paid per share of common stock increased 10.5% to $0.42 in fiscal 1998.

     In fiscal 1996, the board of directors of the Company authorized the open-market repurchase, from time to time, of up to 500 thousand shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During 1998 the Company spent $3.9 million to repurchase 178.7 thousand shares at an average price of $21.87 per share. Through the end of fiscal 1998, the Company has repurchased a total of 343.5 thousand shares and 89.4 thousand shares have been reissued upon exercise of employee stock options. Subsequent to year end, the board of directors of the Company authorized the open-market repurchase, from time to time, of up to an additional 1.0 million shares.

     The Company has an aggregate of $45.0 million in domestic, short-term, unsecured revolving credit facilities with two banks. Under the terms of these facilities, the Company has the option of borrowing at the bank's prime rate or at the Eurodollar rate plus 3/8%. At June 28, 1998, the Company had no loans and $1.6 million in letters of credit outstanding under these credit facilities. One of these facilities will expire in fiscal 1999 and the Company expects to renew the facility for another one-year period. One of the agreements contains limited financial covenants and the Company is currently in compliance with all of these covenants.

     The Company's international operations are financed internally or through borrowings in local currency without the benefit of parent Company guarantees. The Company's foreign subsidiaries have a total of $16.1 million in short-term credit lines from local sources and at June 28, 1998, the subsidiaries have borrowed a total of $1.3 million.

     The Company holds a portfolio of marketable securities with a market value of $4.3 million at June 28, 1998, which is available to provide additional liquidity.

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

     The Company has initiated a Company-wide program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through modification of some existing programs and the replacement of other programs with new programs that are already year 2000 compliant. The Company will utilize both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion project by July 1, 1999. The total project costs are presently estimated not to exceed $1.0 million and will be expensed as incurred, unless new software is purchased in which case costs will be capitalized.

     The Company is taking steps to resolve year 2000 compliance issues that may be created by customers, suppliers and financial institutions with whom the Company does business. However, there can be no guarantee that the systems of other entities will be converted timely. A failure to convert by another entity could have a significant adverse effect on the Company.

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

     The Company does not have a written contingency plan to address the issues that could arise should the Company or any of its suppliers or customers not be prepared to accommodate year 2000 issues timely. The Company believes that in an emergency it could revert to the use of manual systems that do not rely on computers and could perform the minimum functions required to maintain the flow of goods and provide information reporting to maintain satisfactory control of the business. Should the Company have to utilize manual systems, it is uncertain that it could maintain the same level of operations and this could have a material adverse impact on the business. The Company intends to maintain constant surveillance on this situation and will develop such contingency plans as are required by the changing environment.

EURO CONVERSION

     The Company operates in Europe through a subsidiary and two joint ventures in the United Kingdom and Belgium. On January 1, 1999 many of the member countries of the European Union are scheduled to establish fixed conversion rates between the existing sovereign currencies and the euro. At this time, the United Kingdom is not participating in this change. However, the Company's European operations do conduct business in certain of the participating member countries. The Company believes it is taking the necessary steps to accommodate this change and does not believe the euro conversion will have a significant impact on its operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----

Consolidated Financial Statements:

     Consolidated Balance Sheets as
      of June 28, 1998, and June 29,
      1997...........................    14

     Consolidated Statements of
      Income for the fiscal years
      ended June 28, 1998,
       June 29, 1997, and June 30,
      1996...........................    15

     Consolidated Statements of
      Capital Accounts and Retained
      Earnings for the fiscal years
      ended June 28, 1998, June 29,
      1997, and June 30, 1996........    16

     Consolidated Statements of Other
      Equity Accounts for the fiscal
      years ended June 28, 1998, June
      29, 1997, and June 30, 1996....    16

     Consolidated Statements of Cash
      Flows for the fiscal years
      ended June 28, 1998, June 29,
      1997, and June 30, 1996........    17

     Notes to Consolidated Financial
      Statements.....................    18

     Report of Independent Public
      Accountants....................    31

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        JUNE 28, 1998     JUNE 29, 1997
                                        -------------     -------------
               ASSETS
CURRENT ASSETS:
     Cash............................     $   7,609         $   4,562
     Cash equivalents................         9,588             2,478
     Marketable securities...........         4,328             4,405
     Accounts receivable, less
      allowance for doubtful accounts
      of $1,265 and $529.............        40,514            43,493
     Inventories.....................        49,566            48,454
     Prepaid expenses................         2,008             2,295
                                        -------------     -------------
          Total current assets.......       113,613           105,687
PROPERTY, PLANT AND EQUIPMENT:
     Land............................         3,530             3,550
     Buildings.......................        25,271            21,848
     Machinery and equipment.........        87,668            81,830
                                        -------------     -------------
          Property, plant and
              equipment, gross.......       116,469           107,228
          Less accumulated
              depreciation...........       (41,241)          (38,065)
                                        -------------     -------------
          Property, plant and
              equipment, net.........        75,228            69,163
INVESTMENTS IN UNCONSOLIDATED
  AFFILIATES.........................        10,745            11,471
OTHER ASSETS.........................         5,742             5,568
                                        -------------     -------------
          Total assets...............     $ 205,328         $ 191,889
                                        =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt.................     $   1,280         $   5,011
     Current maturities of long-term
      debt...........................         1,425             1,863
     Accounts payable................        23,988            20,629
     Accrued liabilities.............        14,894            13,940
     Income taxes payable............         6,255             5,382
                                        -------------     -------------
          Total current
              liabilities............        47,842            46,825
LONG-TERM DEBT, net of current
  maturities.........................         1,861             2,619
DUE TO AFFILIATES....................         1,347               135
DEFERRED INCOME TAXES................         6,805             5,884
OTHER NONCURRENT LIABILITIES.........         3,246             2,995
COMMITMENTS AND CONTINGENCIES........
MINORITY INTERESTS...................         6,483             6,355
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par, 5,000
      shares authorized, none
      issued.........................
     Common stock, $1 par, 24,000
      shares authorized, 15,883
      issued.........................        15,883            15,883
     Paid-in capital.................         6,455             6,215
     Retained earnings...............       125,503           109,851
     Unrealized gains on marketable
      securities, net of taxes.......         2,394             2,273
     Cumulative foreign currency
      translation adjustment.........        (7,358)           (5,059)
     Treasury stock, at cost, 254 and
      130 shares.....................        (5,133)           (2,087)
                                        -------------     -------------
          Total stockholders'
              equity.................       137,744           127,076
                                        -------------     -------------
          Total liabilities and
              stockholders' equity...     $ 205,328         $ 191,889
                                        =============     =============

     The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEARS ENDED
                                        -----------------------------------------------
                                        JUNE 28, 1998    JUNE 29, 1997    JUNE 30, 1996
                                        -------------    -------------    -------------
NET SALES............................     $ 454,012        $ 460,183        $ 440,492
COST OF SALES........................       324,919          334,837          316,913
                                        -------------    -------------    -------------
     Gross profit....................       129,093          125,346          123,579
                                        -------------    -------------    -------------
COSTS AND EXPENSES:
     Advertising, selling and
       warehousing...................        78,199           75,879           78,445
     Administrative and general......        20,026           19,413           19,311
                                        -------------    -------------    -------------
          Total costs and expenses...        98,225           95,292           97,756
                                        -------------    -------------    -------------
          Income from operations.....        30,868           30,054           25,823
OTHER INCOME (EXPENSE):
     Gain on sale of marketable
       securities....................         1,584            1,676              977
     Interest income.................         1,061              587              465
     Interest expense................          (619)          (2,002)          (2,814)
     Equity in earnings of
       unconsolidated affiliates.....         1,363              796            1,819
     Other income (expense), net.....        (1,324)          (1,189)             176
                                        -------------    -------------    -------------
          Total other income
             (expense)...............         2,065             (132)             623
                                        -------------    -------------    -------------
          Income before income taxes
             and minority interests..        32,933           29,922           26,446
INCOME TAX EXPENSE...................         9,956            9,559            7,770
MINORITY INTERESTS IN EARNINGS OF
  CONSOLIDATED SUBSIDIARIES..........           387              338              334
                                        -------------    -------------    -------------
     Net income......................     $  22,590        $  20,025        $  18,342
                                        =============    =============    =============
Earnings per share:
     Basic...........................     $    1.44        $    1.27        $    1.16
     Diluted.........................          1.42             1.26             1.15
Weighted average common shares
  outstanding:
     Basic...........................        15,727           15,814           15,873
     Diluted.........................        15,936           15,919           15,931


  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          COMMON STOCK                                   TREASURY STOCK
                                       -------------------    PAID-IN     RETAINED     ------------------
                                        SHARES     AMOUNT     CAPITAL     EARNINGS     SHARES     AMOUNT      TOTAL
                                       ---------   -------    --------    ---------    -------    -------   ----------
BALANCE, July 2, 1995................     15,883   $15,883     $ 6,060    $  83,314                         $  105,257
     Net income......................                                        18,342                             18,342
     Sales of common stock...........                                           (12)       12     $   158          146
     Dividends declared ($.3533 per
       share)........................                                        (5,608)                            (5,608)
     Repurchases of common stock.....                                7                    (28)       (366)        (359)
                                       ---------   -------    --------    ---------    -------    -------   ----------
BALANCE, June 30, 1996...............     15,883    15,883       6,067       96,036       (16)       (208)     117,778
     Net income......................                                        20,025                             20,025
     Sales of common stock...........                                           (47)       23         323          276
     Dividends declared ($.39 per
       share)........................                                        (6,163)                            (6,163)
     Repurchases of common stock.....                                                    (137)     (2,202)      (2,202)
     Collection of employee discount
       on stock......................                              117                                             117
     Tax credit for disqualifying
       dispositions of stock.........                               31                                              31
                                       ---------   -------    --------    ---------    -------    -------   ----------
BALANCE, June 29, 1997...............     15,883    15,883       6,215      109,851      (130)     (2,087)     129,862
     Net income......................                                        22,590                             22,590
     Sales of common stock...........                                          (181)       55         861          680
     Dividends declared ($.43 per
       share)........................                                        (6,757)                            (6,757)
     Repurchases of common stock.....                                                    (179)     (3,907)      (3,907)
     Collection of employee discount
       on stock......................                              120                                             120
     Tax credit for disqualifying
       dispositions of stock.........                              120                                             120
                                       ---------   -------    --------    ---------    -------    -------   ----------
BALANCE, June 28, 1998...............     15,883   $15,883     $ 6,455    $ 125,503      (254)    $(5,133)  $  142,708
                                       =========   =======    ========    =========    =======    =======   ==========


                CONSOLIDATED STATEMENTS OF OTHER EQUITY ACCOUNTS
                                 (IN THOUSANDS)

                                         UNREALIZED       CUMULATIVE
                                          GAINS ON          FOREIGN
                                         MARKETABLE        CURRENCY
                                         SECURITIES,      TRANSLATION
                                        NET OF TAXES      ADJUSTMENT
                                        -------------     -----------
BALANCE, July 2, 1995................      $ 2,040          $  (502)
     Marketable securities, net of
      taxes:
          Realized (gains)...........         (634)
          Unrealized gains...........          958
     Effect of balance sheet
      translations...................                        (3,134)
                                        -------------     -----------
BALANCE, June 30, 1996...............        2,364           (3,636)
     Marketable securities, net of
      taxes:
          Realized (gains)...........       (1,161)
          Unrealized gains...........        1,070
     Effect of balance sheet
      translations...................                        (1,423)
                                        -------------     -----------
BALANCE, June 29, 1997...............        2,273           (5,059)
     Marketable securities, net of
      taxes:
          Realized (gains)...........       (1,029)
          Unrealized gains...........        1,150
     Effect of balance sheet
      translations...................                        (2,299)
                                        -------------     -----------
BALANCE, June 28, 1998...............      $ 2,394          $(7,358)
                                        =============     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEARS ENDED
                                        -----------------------------------------------
                                        JUNE 28, 1998    JUNE 29, 1997    JUNE 30, 1996
                                        -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................     $  22,590        $  20,025        $  18,342
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depreciation and
             amortization............         4,506            5,228            4,328
          Deferred income taxes......           876             (413)             551
          Gain on disposition of
             assets..................        (1,567)          (1,566)          (1,068)
          Equity in earnings of
             unconsolidated
             affiliates..............        (1,363)            (796)          (1,819)
          Change in assets and
             liabilities:
               Accounts receivable,
                  net................         1,750             (187)          (3,012)
               Inventories...........        (1,920)           5,193           (4,167)
               Prepaid expenses......           217             (177)            (415)
               Other assets..........         1,560              (18)           3,452
               Accounts payable and
                  accrued
                  liabilities........         4,649           (1,224)          (3,898)
               Income taxes
                  payable............           967            1,448              (33)
               Other noncurrent
                  liabilities........           341               67              172
               Minority interests....           142              242              249
                                        -------------    -------------    -------------
                     Net cash
                       provided by
                       operating
                       activities....        32,748           27,822           12,682
                                        -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and
       equipment.....................       (11,498)         (22,031)         (11,041)
     Proceeds from disposals of
       property, plant and
       equipment.....................           157               63              432
     Investment by joint venture
       partner.......................            75            4,759              749
     Proceeds from sale of marketable
       securities....................         1,727            5,503            3,594
     Increase (decrease) in due to
       affiliates....................         1,208             (707)             593
     Increase in marketable
       securities....................           (10)             (95)            (335)
     Other...........................           166               52               14
                                        -------------    -------------    -------------
                     Net cash used in
                       investing
                       activities....        (8,175)         (12,456)          (5,994)
                                        -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in short-term debt.....        (3,574)          (5,903)            (560)
     Additions to long-term debt.....           888              763            5,835
     Repayments of long-term debt....        (1,759)          (2,440)          (3,753)
     Dividends paid..................        (6,613)          (6,017)          (5,504)
     Repurchases of common stock.....        (3,907)          (2,202)            (359)
     Sales of common stock...........           680              276              146
     Collection of employee discount
       on stock......................           120              117
                                        -------------    -------------    -------------
                     Net cash used in
                       financing
                       activities....       (14,165)         (15,406)          (4,195)
                                        -------------    -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS..........          (251)            (310)            (245)
                                        -------------    -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................        10,157             (350)           2,248
CASH AND CASH EQUIVALENTS, beginning
  of period..........................         7,040            7,390            5,142
                                        -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of
  period.............................     $  17,197        $   7,040        $   7,390
                                        =============    =============    =============


  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 28, 1998, JUNE 29, 1997 AND JUNE 30, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

     In the United States, the Company processes, markets and distributes branded and private-label rice products to the retail grocery trade and food service industry, rice and rice by-products to industrial customers and branded products to Puerto Rico and international markets. Riviana's primary domestic brand names are Success(R), Mahatma(R), Carolina(R), River(R), Watermaid(R), Sello Rojo(R) and El Mago(R). Also, the Company is a partner in joint ventures with another rice company in rice flour processing and co-generation of power from the gasification of rice hulls.

     Through unconsolidated affiliates Boost and Herto, the Company processes and sells packaged rice products under the Bosto(R) brand within Belgium, private-label packaged rice products to major retailers in the European Union and both bulk and branded rice products to Eastern Europe and other export markets.

     In Central America, Kern produces and markets a wide range of processed fruits and vegetables under the Kern's(R), Ducal(R), Koolfrut(R) and Fun-C(R) brands. Pozuelo produces and markets cookies and crackers under the Riviana Pozuelo(R) brand. Both Kern's and Pozuelo's products are sold primarily in Central America with some products under the Ducal(R) and Pozuelo(R) brands exported to certain United States markets.

     S&B distributes rice under the Phoenix(R) brand and private labels as well as dried fruits, processed meats and other food products in the United Kingdom to retail, wholesale, food service and industrial customers.

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


BALANCE SHEET DATA                      JUNE 28, 1998    JUNE 29, 1997
-------------------                     -------------    -------------
Current assets.......................      $29,448          $28,809
Noncurrent assets....................       14,736           15,866
                                        -------------    -------------
          Total assets...............      $44,184          $44,675
                                        =============    =============
Current liabilities..................      $14,707          $12,981
Noncurrent liabilities...............        7,827            8,365
Common equity:
     Riviana.........................       10,144           10,986
     Other...........................       11,506           12,343
                                        -------------    -------------
          Total liabilities and
             equity..................      $44,184          $44,675
                                        =============    =============

INCOME STATEMENT DATA                    1998        1997        1996
----------------------                 ---------  ----------  ----------
Net sales............................  $  95,832  $  122,734  $  129,620
 Gross profit........................     16,596      16,496      16,467
Income before income taxes...........      3,464       4,311       5,845
Net income...........................      2,393       3,042       3,846
Equity in earnings of unconsolidated
  affiliates.........................      1,363         796       1,819

  CHANGES IN ACCOUNTING PRINCIPLES

     Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and SFAS No. 123, "Accounting for Stock-Based Compensation". As allowed by SFAS No. 123, the Company elected to continue to account for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, and, accordingly, will recognize no compensation expense for stock options granted, as all option plans require that the option exercise price be equal to the fair value of the common stock at the date of grant. See Note 11 for the pro forma impact of adoption of SFAS No. 123. Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Effective December 28, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which revises the manner in which earnings per share is calculated. All per share amounts included herein have been restated accordingly. The effect of adopting these statements had no material impact on the Company's results of operations or financial position.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     SFAS No. 130, "Reporting Comprehensive Income", was issued in June 1997. The Company will adopt SFAS No. 130 in the first quarter of 1999. Had SFAS No. 130 been adopted as of June 28, 1998, net income, as reported, would have been adjusted by changes in unrealized gains on marketable securities, net of taxes, and cumulative foreign currency translation adjustment.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. In March 1998 and April 1998, the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". The Company will adopt all of these pronouncements in the first quarter of 2000 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

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

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories were composed of the following:

                                        JUNE 28, 1998    JUNE 29, 1997
                                        -------------    -------------
Raw materials........................      $ 9,390          $ 8,555
Work in process......................           23               31
Finished goods.......................       34,007           33,130
Packaging supplies...................        6,146            6,738
                                        -------------    -------------
          Total......................      $49,566          $48,454
                                        =============    =============

  PROPERTY, PLANT AND EQUIPMENT

     Land, buildings, machinery and equipment are stated at cost. Depreciation is provided for financial reporting purposes on the straight-line basis over the following estimated useful lives:

             Buildings........................................... 30 to 40 years

             Machinery and equipment.............................  3 to 15 years

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                         1998       1997       1996
                                       ---------  ---------  ---------
Weighted Average Common Shares
  Outstanding:
  Basic..............................     15,727     15,814     15,873
  Stock options......................        209        105         58
                                       ---------  ---------  ---------
  Diluted............................     15,936     15,919     15,931
                                       =========  =========  =========

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to currency fluctuations related to inventory purchases. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company enters into forward exchange contracts to hedge specific product commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on rates agreed to at the inception of the contracts. At June 28, 1998, the Company had established bank lines available to purchase forward exchange contracts in the amount of $41,615, of which $14,494 was outstanding. Gains and losses deferred in outstanding instruments at year end were immaterial. As a matter of policy, the Company does not engage in foreign currency speculation and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

  RECLASSIFICATION

     Certain prior-year balances have been reclassified to conform with the current-year presentation.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                        JUNE 28, 1998    JUNE 29, 1997
                                        -------------    -------------
Aggregate fair value.................      $ 4,328          $ 4,405
Cost basis...........................          645              908
                                        -------------    -------------
  Unrealized net gain before taxes...        3,683            3,497
Income taxes.........................        1,289            1,224
                                        -------------    -------------
  Unrealized gain, net of taxes......      $ 2,394          $ 2,273
                                        =============    =============
Unrealized gains.....................      $ 3,699          $ 3,503
Unrealized losses....................          (16)              (6)
                                        -------------    -------------
     Unrealized net gain before
       taxes.........................      $ 3,683          $ 3,497
                                        =============    =============

                                         1998       1997       1996
                                       ---------  ---------  ---------
Proceeds from sales of marketable
  securities.........................  $   1,727  $   5,503  $   3,594
Realized gross gains.................      1,584      1,681        992
Realized gross losses................                    (5)       (15)

(4)  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:

                                        JUNE 28, 1998    JUNE 29, 1997
                                        -------------    -------------
Payroll, commissions and bonuses.....      $ 8,111          $ 7,508
Coupon redemption and advertising....        1,557            2,185
Taxes, other than income taxes.......        2,364            1,132
Other................................        2,862            3,115
                                        -------------    -------------
          Total......................      $14,894          $13,940
                                        =============    =============

(5)  BORROWING ARRANGEMENTS:

     Interest rates related to short-term debt vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest. The weighted average interest rate at June 28, 1998, and June 29, 1997, was 12.0% and 14.5%. A portion of the short-term debt at June 28, 1998, and June 29, 1997, is secured by certain assets of the foreign subsidiaries. The Company has unused lines of credit totaling about $58,236 at June 28, 1998, net of borrowings and $1,901 in letters of credit.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Long-term debt consisted of the following:

                                        JUNE 28, 1998    JUNE 29, 1997
                                        -------------    -------------
Total long-term debt.................      $ 3,286          $ 4,482
Less -- Current maturities...........        1,425            1,863
                                        -------------    -------------
     Long-term debt, net of current
       maturities....................      $ 1,861          $ 2,619
                                        =============    =============

     Total long-term debt at June 28, 1998, matures as follows:

1999.................................  $   1,425
2000.................................        745
2001.................................        350
2002.................................        192
2003.................................        192
Thereafter...........................        382
                                       ---------
     Total...........................  $   3,286
                                       =========

     Total interest paid was $930, $2,025 and $2,862 for 1998, 1997 and 1996.

(6)  INCOME TAXES:

     The provision for income taxes consisted of the following:

                                         1998       1997       1996
                                       ---------  ---------  ---------
Federal..............................  $   5,351  $   6,432  $   2,140
State................................        517        556        523
Foreign..............................      3,167      3,035      1,805
                                       ---------  ---------  ---------
     Total current provision.........      9,035     10,023      4,468
                                       ---------  ---------  ---------
Federal..............................        953       (443)     3,316
Foreign..............................        (32)       (21)       (14)
                                       ---------  ---------  ---------
     Total deferred provision
       (benefit).....................        921       (464)     3,302
                                       ---------  ---------  ---------
     Income tax expense..............  $   9,956  $   9,559  $   7,770
                                       =========  =========  =========
Total income taxes paid..............  $   8,444  $   8,396  $   7,807
                                       =========  =========  =========

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the consolidated statements of income was as follows:

                                                1998                    1997                    1996
                                        --------------------    --------------------    --------------------
                                                     PERCENT                 PERCENT                 PERCENT
                                           TAX         OF          TAX         OF          TAX         OF
                                         EXPENSE     PRETAX      EXPENSE     PRETAX      EXPENSE     PRETAX
                                        (BENEFIT)    INCOME     (BENEFIT)    INCOME     (BENEFIT)    INCOME
                                        ---------    -------    ---------    -------    ---------    -------
Taxes at U.S. federal statutory
  rate...............................    $ 11,527      35.0%     $ 10,473      35.0%     $  9,256      35.0%
Resolution of issues at less than
  estimate previously provided.......        (753)     (2.3)                               (2,032)     (7.7)
Foreign earnings subject to tax rates
  that are different than the U.S.
  federal statutory rate.............      (1,122)     (3.4)         (923)     (3.1)         (443)     (1.7)
State taxes, net of federal
  benefit............................         336       1.0           362       1.2           340       1.3
Taxes on dividends received from
  foreign subsidiaries...............         210       0.6           211       0.7           495       1.9
Other................................        (242)     (0.7)         (564)     (1.9)          154       0.6
                                        ---------    -------    ---------    -------    ---------    -------
     Income tax expense / effective
       rate..........................    $  9,956      30.2%     $  9,559      31.9%     $  7,770      29.4%
                                        =========    =======    =========    =======    =========    =======


     The components of deferred taxes were as follows:

                                        JUNE 28, 1998     JUNE 29, 1997
                                        --------------    --------------
Staff termination indemnities........      $    204           $  328
Accrued employee benefits............           983              948
State taxes..........................           833              823
Accrued liabilities..................         1,282            1,214
Allowance for doubtful accounts......           255              160
Other................................             2               33
                                        --------------    --------------
          Total deferred tax
             assets..................         3,559            3,506
                                        --------------    --------------
Property, plant and equipment and
  other..............................         7,907            6,626
Inventories..........................         1,168            1,540
Marketable securities................         1,289            1,224
                                        --------------    --------------
          Total deferred tax
             liabilities.............        10,364            9,390
                                        --------------    --------------
               Net deferred tax
                  liabilities........      $  6,805           $5,884
                                        ==============    ==============

     Income before income taxes and minority interest of foreign subsidiaries was $14,030, $10,959 and $6,878 for 1998, 1997 and 1996.

     The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, since such earnings are considered to be permanently invested. Cumulative unremitted earnings of foreign subsidiaries were $36,323, $32,967 and $30,274 as of June 28, 1998, June 29, 1997 and June 30, 1996.

(7)  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS:

     Riviana has a defined benefit plan covering substantially all United States employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute annually at least the minimum amount actuarially necessary to provide for retirement benefits.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets:

                                        JUNE 28, 1998    JUNE 29, 1997
                                        -------------    -------------
Actuarial present value of benefit
  obligations:
     Accumulated benefit obligation,
       including vested benefits of
       $15,523 and $12,799...........      $17,878          $14,901
                                        =============    =============
     Projected benefit obligation for
       service rendered through
       fiscal year end...............      $21,317          $17,717
Plan assets at fair value, primarily
  listed stocks, short-term cash
  investments, and government
  securities.........................       21,288           17,453
                                        -------------    -------------
Plan assets below projected benefit
  obligation.........................          (29)            (264)
Unrecognized net gain from experience
  different from that assumed........         (736)             (97)
Unrecognized prior service costs.....          529              400
                                        -------------    -------------
     (Accrued) prepaid pension cost
       included in accrued
       liabilities...................      $  (236)         $    39
                                        =============    =============

     Net pension costs included the following components:

                                         1998       1997       1996
                                       ---------  ---------  ---------
Service cost-benefits earned during
  the year...........................  $   1,943  $   1,719  $   1,588
Interest cost on projected benefit
  obligation.........................      1,292      1,185      1,005
Actual return on plan assets.........     (3,601)    (3,254)    (2,421)
Net amortization and deferral........      1,915      1,900      1,428
                                       ---------  ---------  ---------
     Net pension costs...............  $   1,549  $   1,550  $   1,600
                                       =========  =========  =========
Significant assumptions:
     Weighted average discount
       rate..........................        7.0%      7.25%       7.0%
     Rate of increase in compensation
       levels........................        4.5        4.5        5.0
     Long-term rate of return on plan
       assets........................        9.0        9.0        9.0

     Riviana has a defined contribution plan which covers substantially all United States employees. The Company contributes an amount equal to a percentage of employee contributions. Total expense related to this plan was $548, $547 and $403 during 1998, 1997 and 1996.

     Riviana provides death and additional retirement benefits to certain key employees. These plans are funded through Company-owned life insurance. The net cash surrender value of the insurance policies is recorded as a noncurrent asset in the accompanying consolidated balance sheets. The actuarially computed present value of the retirement benefits is recorded as an other noncurrent liability in the accompanying consolidated balance sheets. The Company recorded expense of $219, $204 and $175 related to these plans for 1998, 1997 and 1996.

(8)  RELATED PARTY TRANSACTIONS:

     The Company paid $935, $1,318 and $2,234 for 1998, 1997 and 1996, to W.
Elton Kennedy, a director of the Company, or entities controlled by him for rice purchases at market prices. Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Kennedy is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $2,108 promissory note payable by the Partnership. The Company has also executed transactions with other companies owned by certain directors which were not

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

material to the Company's results of operations or financial position. Management of the Company believes that the foregoing transactions were on terms no less favorable to the Company than could normally be obtained from unaffiliated parties.

(9)  COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS

     At June 28, 1998, future minimum lease payments and sublease rentals under long-term operating lease obligations amounted to:

                                         GROSS      SUBLEASE
                                         LEASE       RENTAL     NET LEASE
                                        PAYMENTS     INCOME      PAYMENTS
                                        --------    --------    ----------
1999.................................   $  3,052     $  278      $  2,774
2000.................................      2,327        132         2,195
2001.................................      1,462        111         1,351
2002.................................      1,147        113         1,034
2003.................................        956        114           842
Thereafter...........................      2,850         65         2,785
                                        --------    --------    ----------
     Total...........................   $ 11,794     $  813      $ 10,981
                                        ========    ========    ==========

     Rent expense net of rental income was $3,311, $2,777 and $3,252 for 1998, 1997 and 1996.

  LITIGATION

     Various actions and claims, which arose in the ordinary course of business, are pending against the Company. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or future results of operations of the Company.

  BUY-SELL AGREEMENT

     As of June 28, 1998, the Company had a $6,926 investment in Boost which represents a 49% ownership interest. The Boost stockholder agreement provides, effective in 1997, that either stockholder has the right to purchase the other's interest. The initial bid price offered by one stockholder to the other, if not accepted, would require the rejecting stockholder to counteroffer the initial bid price plus five percent. Each rejection thereafter would also require a five percent premium over the prior offer until one stockholder accepts.

(10)  CAPITAL STOCK:

  COMMON STOCK

     At June 28, 1998, the Company had outstanding 1,966 shares of common stock sold before the initial public offering to directors, officers and key employees of the Company or Boost at a discount of $2,051. The amount of discount was determined by the Board of Directors and represents a percentage reduction of about 50% from the formula based estimate of fair value at the time of sale. The majority of the shares discounted were sold as an inducement for predecessor management to continue employment and to participate in the initial capitalization of the Company in 1986. The discount is recorded in the accompanying consolidated financial statements as a reduction of stockholders' equity. Under a contractual agreement with the stockholders, the discount must be repaid when the shares are sold.

     The Company's common stock trades on The Nasdaq Stock Market (trading symbol RVFD).

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PREFERRED STOCK

     At June 28, 1998, 5,000 shares of $1.00 per share par value preferred stock are authorized. No shares of preferred stock have been issued.

(11)  STOCK OPTION PLANS:

     On December 28, 1994, and October 22, 1997, the Company's stockholders adopted incentive stock option plans (1994 Plan and 1997 Plan). On October 11, 1995, the Company's stockholders adopted a non-employee directors stock option plan (1995 NEDSOP) which was retroactively effective May 17, 1995. Collectively, these are the "Plans".

     Under the 1994 Plan and 1997 Plan, a total of 795 and 1,000 shares of common stock have been reserved for issuance pursuant to options that may be granted by a committee of the Board of Directors to eligible employees of the Company or Boost, including officers. Options granted allow the holders of the options to purchase shares of common stock at the fair market value on the date of the grant for a period of ten years. No options will become exercisable sooner than one year after the date of the grant.

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

     The Plans' activity is summarized below:

                                               1998                  1997                  1996
                                        ------------------    ------------------    ------------------
                                                  WEIGHTED              WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE               AVERAGE
                                                  EXERCISE              EXERCISE              EXERCISE
                                        SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                        ------    --------    ------    --------    ------    --------
Options outstanding, beginning of
  year...............................      558     $13.74        403     $12.21        418     $12.08
Granted..............................      246      17.42        209      16.40          8      18.50
Exercised............................      (54)     12.53        (23)     12.00        (12)     12.00
Canceled.............................      (29)     15.92        (31)     13.13        (11)     12.00
                                        ------                ------                ------
End of year:
  Options outstanding................      721      15.00        558      13.74        403      12.21
                                        ======                ======                ======
  Options exercisable................      192      13.04        129      12.23         70      12.12
                                        ======                ======                ======
  Options outstanding price range....     $12.00-$22.41         $12.00-$18.50         $12.00-$18.50


All options outstanding at June 28, 1998, have a weighted average remaining contractual life of 7.9 years.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted under the Plans. Accordingly, no compensation expense has been recognized. Had compensation expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                                         1998       1997       1996
                                       ---------  ---------  ---------
Net income:
     As reported.....................  $  22,590  $  20,025  $  18,342
     Pro forma.......................     21,576     19,469     18,338
Earnings per share -- basic:
     As reported.....................  $    1.44  $    1.27  $    1.16
     Pro forma.......................       1.37       1.23       1.16
Earnings per share -- diluted:
     As reported.....................  $    1.42  $    1.26  $    1.15
     Pro forma.......................       1.36       1.23       1.15

The SFAS No. 123 method of accounting has not been applied to options granted prior to July 3, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The Black-Scholes option pricing model was used to value the grants issued in 1998, 1997 and 1996. The weighted average value and the assumptions used were as follows:

                                        1998      1997      1996
                                        -----     -----     -----
Weighted average value per share.....   $7.32     $6.92     $7.92
Option term until exercised
  (years)............................       7         7         7
Risk-free interest rate..............     6.3%      6.5%      6.7%
Expected dividend yield..............     2.4%      2.5%      2.6%
Volatility...........................    0.37      0.37      0.39

(12)  SEGMENT INFORMATION:

  INDUSTRY SEGMENTS

     The Company operates in one dominant industry segment which involves the processing, marketing and distribution of food products.

  GEOGRAPHIC SEGMENTS

     The Company's export sales, other than those intercompany sales reported below as sales between geographic areas, are not significant. Sales between geographic areas consist of sales of raw materials and finished food products which are sold at adjusted market prices. The Company does not derive more than 10% of its revenue from any single customer. Corporate assets consist primarily of cash, cash equivalents, marketable securities, investments in unconsolidated affiliates and other assets.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's geographic area data are as follows:

                                          1998        1997        1996
                                       ----------  ----------  ----------
Sales to unaffiliated customers:
  Domestic...........................  $  279,054  $  277,019  $  254,403
  Europe.............................      98,690     108,315     116,384
  Central America....................      76,268      74,849      69,705
                                       ----------  ----------  ----------
       Total consolidated............  $  454,012  $  460,183  $  440,492
                                       ==========  ==========  ==========
Sales between geographic areas:
  Domestic...........................  $      872  $    1,552  $    1,717
  Central America....................      11,253       9,384      11,041
  Eliminations.......................     (12,125)    (10,936)    (12,758)
                                       ----------  ----------  ----------
       Total consolidated............  $        0  $        0  $        0
                                       ==========  ==========  ==========
Income:
  Operating income:
     Domestic........................  $   26,254  $   27,140  $   26,509
     Europe..........................       3,319       2,455       1,639
     Central America.................      10,493       9,865       6,746
                                       ----------  ----------  ----------
       Total operating income........      40,066      39,460      34,894
  Equity in earnings of
     unconsolidated affiliates.......       1,363         796       1,819
  General corporate expenses.........      (9,198)     (9,406)     (9,071)
  Interest expense...................        (619)     (2,002)     (2,814)
  Other income, net..................       1,321       1,074       1,618
                                       ----------  ----------  ----------
  Income before income taxes and
     minority interests..............  $   32,933  $   29,922  $   26,446
                                       ==========  ==========  ==========
Identifiable assets at end of year:
  Domestic...........................  $  116,393  $  112,017  $   96,381
  Europe.............................      31,461      31,131      39,619
  Central America....................      37,813      36,687      31,108
                                       ----------  ----------  ----------
       Total identifiable assets.....     185,667     179,835     167,108
  Corporate assets...................      19,661      12,054      15,396
                                       ----------  ----------  ----------
       Total assets..................  $  205,328  $  191,889  $  182,504
                                       ==========  ==========  ==========

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                        QUARTERS ENDED
                                        ----------------------------------------------
                                        SEPTEMBER    DECEMBER     MARCH        JUNE        YEAR
                                        ---------    --------   ----------  ----------  ----------
1998
     Net sales.......................   $ 108,014    $121,472   $  114,068  $  110,458  $  454,012
     Gross profit....................      27,358      37,011       32,461      32,263     129,093
     Income before income taxes and
       minority interests............       6,144       9,272        8,221       9,296      32,933
     Net income......................       3,924       6,408        5,868       6,390      22,590
     Per share:
       Earnings:
          Basic......................         .25         .41          .37         .41        1.44
          Diluted....................         .25         .40          .37         .40        1.42
       Cash dividends paid...........         .10         .10          .11         .11         .42
       Market price:
          High.......................      21.000      21.000       22.500      25.000      25.000
          Low........................      17.250      18.750       19.750      21.500      17.250
1997
     Net sales.......................   $ 105,005    $118,791   $  119,022  $  117,365  $  460,183
     Gross profit....................      26,564      33,606       33,056      32,120     125,346
     Income before income taxes and
       minority interests............       4,996       8,685        7,705       8,536      29,922
     Net income......................       3,240       5,778        5,184       5,823      20,025
     Per share:
       Earnings:
          Basic......................         .20         .37          .33         .37        1.27
          Diluted....................         .20         .36          .33         .37        1.26
       Cash dividends paid...........         .09         .09          .10         .10         .38
       Market price:
          High.......................      17.000      18.500       18.500      19.500      19.500
          Low........................      14.500      14.875       16.750      15.250      14.500


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Riviana Foods Inc.:

     We have audited the accompanying consolidated balance sheets of Riviana Foods Inc. (a Delaware corporation) and subsidiaries as of June 28, 1998, and June 29, 1997, and the related consolidated statements of income, capital accounts and retained earnings, other equity accounts and cash flows for each of the three fiscal years in the period ended June 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riviana Foods Inc. and subsidiaries as of June 28, 1998, and June 29, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
August 11, 1998

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information relating to certain relationships with a beneficial stockholder and certain related transactions is set forth under the captions "Compensation and Stock Option Committee Interlock and Insider Participation" and "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements -- See Index to Consolidated Financial Statements on page 13.

       (2)  Consolidated Financial Statement Schedules -- None.

       (3) Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.


       3(i)         --    The Company's Restated Certificate of Incorporation dated December 28, 1994 is incorporated herein by reference to Exhibit 3.01 to the Company's Registration Statement
                          on Form S-1, NO. 33-87838 under the Securities Act of 1933, as amended (the "Registration
                          Statement")
       3(ii)        --    The Company's By-laws, as amended effective May 17, 1995, is incorporated herein by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995
     *10(i)         --    Consulting Agreement between Riviana Foods Inc. and Frank A. Godchaux III dated January 1,
                          1996 is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on
                          Form 10-K for the fiscal year ended June 30, 1996
     *10(ii)        --    Consulting Agreement between Riviana Foods Inc. and Charles R. Godchaux dated July 1, 1994 is incorporated herein by reference to Exhibit 10.02 to the Registration Statement
     *10(iii)       --    Benefit Restoration Plan is incorporated herein by reference to Exhibit 10.03 to the
                          Registration Statement
     *10(iv)        --    Management Security Agreement between the Registrant and Joseph A. Hafner, Jr. dated July
                          17, 1989 is incorporated herein by reference to Exhibit 10.04 to the Registration
                          Statement

      10(v)         --    Shareholders Agreement between Sun-Land Products of California and Stevens & Brotherton
                          Ltd. dated March 24, 1994 is incorporated herein by reference to Exhibit 10.05 to the
                          Registration Statement
      10(vi)        --    Shareholder Agreement among N&C Boost N.V., Arrocerias Herba, S.A. and Ricegrowers'
                          Co-Operative Limited dated January 29, 1992 is incorporated herein by reference to Exhibit
                          10.06 to the Registration Statement
      10(vii)       --    Stock Purchase Agreement by and among N&C Boost N.V., Riceherba International Inc. and
                          Ricegrowers' Co-Operative Limited dated as of January 29, 1992 is incorporated herein by reference to Exhibit 10.07 to the Registration Statement
      10(viii)      --    Shareholder Agreement among N&C Boost N.V., Arrocers Herba, S.A. and Herto B.V.B.A. dated
                          January 1, 1991, as amended, is incorporated herein by reference to Exhibit 10.08 to the
                          Registration Statement
      10(ix)        --    Agreement of Partnership between Riviana Foods Inc. and Kennedy Rice Dryers, Inc. dated
                          February 12, 1990 is incorporated herein by reference to Exhibit 10.09 to the Registration
                          Statement
      10(x)         --    Partnership Agreement between Riviana Foods Inc. and Riceland Foods, Inc. dated March 22,
                          1989 is incorporated herein by reference to Exhibit 10.10 to the Registration Statement
     *10(xi)        --    1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to the
                          Registration Statement
     *10(xii)       --    Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana
                          Foods Inc. and W. David Hanks dated December 15, 1994 is incorporated herein by reference to Exhibit 10.12 to the Registration Statement
     *10(xiii)      --    Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana
                          Foods Inc. and Jack M. Nolingberg dated December 15, 1994 is incorporated herein by reference to Exhibit 10.13 to the Registration Statement
     *10(xiv)       --    Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana
                          Foods Inc. and Robert D. Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration Statement
     *10(xv)        --    Director's Stock Purchase Agreement between Riviana Foods Inc. and W. Elton Kennedy dated
                          March 27, 1986 is incorporated herein by reference to Exhibit 10.15 to the Registration
                          Statement
     *10(xvi)       --    Amended and Restated 1995 Non-Employee Director Stock Option Plan dated May 17, 1996 is incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form
                          10-K for the fiscal year ended June 30, 1996
     *10(xvii)      --    Amendment of Amendment and Restatement of Executive Officer's Stock Purchase Agreement
                          dated December 15, 1994 between Riviana Foods Inc. and W. David Hanks dated November 8,
                          1996
     *10(xviii)     --    Amendment of Amendment and Restatement of Executive Officer's Stock Purchase Agreement
                          dated December 15, 1994 between Riviana Foods Inc. and Jack M. Nolingberg dated November
                          8, 1996
     *10(xviv)      --    Amended and Restated 1997 Stock Option Plan dated September 1, 1997
      21            --    A list of the subsidiaries of the Registrant is incorporated herein by reference to
                          Exhibit 21.01 to the Registration Statement
      23            --    The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this
                          Report:  (a)  Consent of Arthur Andersen LLP
      24            --    Powers of Attorney of the Company's directors


     (b)  Reports on Form 8-K--None.
------------

* A management contract, compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 1998.

                                                    RIVIANA FOODS INC.
                                                       (Registrant)

                                          By /s/ JOSEPH A. HAFNER, JR.
                                                 JOSEPH A. HAFNER, JR.
                                                 CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on September 23, 1998.

                      SIGNATURE                                     CAPACITY
                  ----------------                                ------------
               /s/JOSEPH A. HAFNER, JR.               Chief Executive Officer, President
                 JOSEPH A. HAFNER JR.                 and Director (Principal Executive
                                                      Officer)
                  /s/W. DAVID HANKS                   Executive Vice President and Director
                    W. DAVID HANKS

                 /s/E. WAYNE RAY, JR.                 Vice President, Chief Financial
                  E. WAYNE RAY, JR.                   Officer, Treasurer and Director
                                                      (Principal Financial and Accounting
                                                      Officer)

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

                 *MARY GODCHAUX WIECK                 Director

             *By /s/ ELIZABETH B. WOODARD
                 ELIZABETH B. WOODARD
            (AS ATTORNEY-IN-FACT FOR EACH
              OF THE PERSONS INDICATED)

                                       34