Form 10-Q
period 1998-09-27
RIVIANA FOODS INC /DE/
filed 1998-11-05
CIK 934650

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

            For the quarterly period ended September 27, 1998

                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to _______________


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

            Yes [X]      No [ ]


      The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at October 26, 1998, was 14,923,890.

================================================================================

                               RIVIANA FOODS INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 27, 1998

                                      INDEX

                                                                      PAGE
Part I -- Financial Information

   Item 1 -- Financial Statements

         Consolidated Balance Sheets at September 27, 1998
            and June 28, 1998............................................1

         Consolidated Statements of Income for the Three
            Months Ended September 27, 1998 and September 28, 1997.......2

         Consolidated Statements of Cash Flows for the
            Three Months Ended September 27, 1998 and
            September 28, 1997...........................................3

         Notes to Consolidated Financial Statements......................4

   Item 2 -- Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............6

Part II -- Other Information

   Item 6 -- Exhibits and Reports on Form 8-K...........................10

Signature...............................................................11

Exhibit Index...........................................................12

Part I -- Financial Information
  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                               September 27, 1998  June 28, 1998
                                               ------------------  -------------
                                                   (Unaudited)        (Audited)
             ASSETS
CURRENT ASSETS:
  Cash ..........................................  $   5,443          $   7,609
  Cash equivalents ..............................      6,821              9,588
  Marketable securities .........................      4,181              4,328
  Accounts receivable, less allowance for
    doubtful accounts of $1,289 and $1,265 ......     41,230             40,514
  Inventories ...................................     49,833             49,566
  Prepaid expenses ..............................      2,467              2,008
                                                   ---------          ---------
          Total current assets ..................    109,975            113,613

PROPERTY, PLANT AND EQUIPMENT:
  Land ..........................................      3,524              3,530
  Buildings .....................................     25,392             25,271
  Machinery and equipment .......................     88,904             87,668
                                                   ---------          ---------
      Property, plant and equipment - gross .....    117,820            116,469
  Less - Accumulated depreciation ...............    (42,287)           (41,241)
                                                   ---------          ---------
      Property, plant and equipment - net .......     75,533             75,228

INVESTMENTS IN UNCONSOLIDATED AFFILIATES ........     10,909             10,745
 OTHER ASSETS ...................................      5,636              5,742
                                                   ---------          ---------
              Total assets ......................  $ 202,053          $ 205,328
                                                   =========          =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Short-term debt ...............................  $   1,221          $   1,280
  Current maturities of long-term debt ..........      1,412              1,425
  Accounts payable ..............................     29,395             23,988
  Accrued liabilities ...........................     17,288             14,894
  Income taxes payable ..........................      7,643              6,255
                                                   ---------          ---------
      Total current liabilities .................     56,959             47,842

LONG-TERM DEBT, net of current maturities .......      1,732              1,861
DUE TO AFFILIATES ...............................        321              1,347
DEFERRED INCOME TAXES ...........................      6,304              6,805
OTHER NONCURRENT LIABILITIES ....................      3,247              3,246
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ..............................      6,294              6,483

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares
    authorized, none issued
  Common stock, $1 par, 24,000 shares
    authorized, 15,883 issued ...................     15,883             15,883
  Paid-in capital ...............................      6,458              6,455
  Retained earnings .............................    128,188            125,503
  Accumulated other comprehensive income ........     (4,973)            (4,964)
  Treasury stock, at cost, 920 and 254 shares ...    (18,360)            (5,133)
                                                   ---------          ---------
          Total stockholders' equity ............    127,196            137,744
                                                   ---------          ---------
          Total liabilities and stockholders'
           equity ...............................  $ 202,053          $ 205,328
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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                ---------------------------------------
                                                SEPTEMBER 27, 1998   SEPTEMBER 28, 1997
                                                ------------------   ------------------
NET SALES .......................................   $ 107,322             $ 108,014

COST OF SALES ...................................      79,433                80,656
                                                    ---------             ---------
    Gross profit ................................      27,889                27,358
                                                    ---------             ---------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..........      16,969                16,820
  Administrative and general ....................       5,311                 5,256
                                                    ---------             ---------
    Total costs and expenses ....................      22,280                22,076
                                                    ---------             ---------
    Income from operations ......................       5,609                 5,282

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities .........                             1,065
  Interest income ...............................         349                   227
  Interest expense ..............................        (192)                 (289)
  Equity in earnings of unconsolidated affiliates         121                   196
  Other - net ...................................         573                  (337)
                                                    ---------             ---------
    Total other income (expense) ................         851                   862
                                                    ---------             ---------
    Income before income taxes and
       minority interests .......................       6,460                 6,144

INCOME TAX EXPENSE ..............................       1,955                 2,127

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ...................         104                    93
                                                    ---------             ---------
    Net income ..................................   $   4,401             $   3,924
                                                    =========             =========


    Earnings per share:
        Basic ...................................   $    0.28             $    0.25
        Diluted .................................        0.28                  0.25

    Weighted average common shares outstanding:
         Basic ..................................      15,491                15,753
         Diluted ................................      15,713                15,936

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                             --------------------------------------
                                                             SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................   $  4,401             $  3,924
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ........................      1,368                1,124
        Deferred income taxes ................................       (451)
        Gain on disposition of assets ........................         (7)              (1,065)
        Equity in earnings of unconsolidated affiliates ......       (121)                (196)
        Change in assets and liabilities:
            Accounts receivable, net .........................       (683)                 716
            Inventories ......................................       (734)              (3,389)
            Prepaid expenses .................................       (470)                (702)
            Other assets .....................................        615                  142
            Accounts payable and accrued liabilities .........      7,864                8,048
            Income taxes payable .............................      1,399                1,020
            Other noncurrent liabilities .....................         17                   91
            Minority interests ...............................       (159)                (161)
                                                                 --------             --------
              Net cash provided by operating activities ......     13,039                9,552
                                                                 --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ................     (1,990)              (2,118)
   Proceeds from disposals of property, plant and equipment ..          7
   Proceeds from sale of marketable securities ...............                           1,183
   Collection of notes receivable ............................          9                    9
   Due to affiliates .........................................       (935)                 280
   Increase in marketable securities .........................         (1)                  (1)
                                                                 --------             --------
              Net cash used in investing activities ..........     (2,910)                (647)
                                                                 --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Decrease in short-term debt ...............................        (26)              (1,535)
   Additions to long-term debt ...............................        426                  192
   Repayments of long-term debt ..............................       (479)                (581)
   Dividends paid ............................................     (1,721)              (1,575)
   Repurchases of common stock ...............................    (13,311)                 (71)
   Sales of common stock .....................................         69                   97
                                                                 --------             --------
              Net cash used in financing activities ..........    (15,042)              (3,473)
EFFECT OF EXCHANGE RATE CHANGES ON CASH
      AND CASH EQUIVALENTS ...................................        (20)                (131)
                                                                 --------             --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............     (4,933)               5,301
CASH AND CASH EQUIVALENTS, beginning of period ...............     17,197                7,040
                                                                 --------             --------
CASH AND CASH EQUIVALENTS, end of period .....................   $ 12,264             $ 12,341
                                                                 ========             ========
CASH PAID DURING THE PERIOD FOR:
   Interest ..................................................   $    193             $    310
   Income taxes ..............................................        306                  529

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

                       RIVIANA FOODS INC. AND SUBSIDIARIES


                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


1.    Basis for Preparation of the Consolidated Financial Statements

            The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the June 28, 1998, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

            The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 28, 1998.

2.    Earnings per Share

            Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                                   THREE MONTHS ENDED
                                       ---------------------------------------
                                       SEPTEMBER 27, 1998   SEPTEMBER 28, 1997
                                       ------------------   ------------------
Weighted average common shares outstanding:
  Basic ...................................   15,491              15,753
  Stock options ...........................      222                 183
                                              ------              ------
  Diluted .................................   15,713              15,936
                                              ======              ======

3.    Inventories

                   Inventories were composed of the following:

                                         SEPTEMBER 27, 1998    JUNE 28, 1998
                                         ------------------    -------------

Raw materials ............................   $15,446              $ 9,390
Work in process ..........................        48                   23
Finished goods ...........................    28,382               34,007
Packaging supplies .......................     5,957                6,146
                                             -------              -------
            Total ........................   $49,833              $49,566
                                             =======              =======

4.    Comprehensive Income

            Effective June 29, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The adoption of this statement had no impact on net income or stockholders' equity. SFAS No. 130 requires the reporting of comprehensive income, which includes net income plus other comprehensive income, net of taxes. Other comprehensive income includes unrealized gains (losses) on marketable securities, net of tax, and foreign currency translation adjustment. The components of comprehensive income were as follows:

                                                  THREE  MONTHS ENDED
                                         --------------------------------------
                                         SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
                                         ------------------  ------------------
Net income .................................   $ 4,401             $ 3,924
Other comprehensive income:
  Unrealized gains (losses)
    on marketable securities,
    net of tax:
   Unrealized gains (losses) ...............       (96)                481
   Realized (gains) reclassified
     to net income..........................                          (692)
  Foreign currency
    translation adjustment .................        87              (1,013)
                                               -------             -------
Total comprehensive income .................   $ 4,392             $ 2,700
                                               =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

RESULTS OF OPERATIONS

      For the three months ended September 27, 1998, sales declined $0.7 million or 0.6% to $107.3 million from $108.0 million for the previous fiscal year. In fiscal 1997, the Company entered into a joint venture with a major rice milling company in Arkansas, which is involved in the cogeneration of steam and electricity using rice hulls as fuel. This unit added $0.2 million to sales in the current quarter. Excluding the effect of the cogeneration business, sales for the period ended September 27, 1998 declined by $0.9 million or 0.8% to $106.7 million from $107.6 last year. Increased volumes added $2.8 million to sales while a combination of price and product mix reduced sales by $2.6 million and unfavorable currency translation reduced sales a further $1.1 million. In the domestic rice business sales of $63.3 million increased $0.3 million or 0.5% from the prior year sales of $63.0 million. Due to competitive market conditions and declining total-market category sales, the Company's retail sector sales of $45.7 million were even with the prior year. Within the retail sector, sales of regular rice decreased by $0.5 million or 2.2% due primarily to a change in the mix of products sold with more large size units being sold in the current quarter. Unit volume sales of regular rice products were equal to the prior year. Sales of value-added products increased by $0.2 million or 1.0%. Sales of brown rice increased over the prior year by $0.3 million due to a 16.0% increase in unit volumes. In the non-retail sector, sales increased $0.3 million or 2.1%. Sales increased $0.4 million or 24.3% in the foodservice sector with increased volumes adding $0.9 million and a change in the product mix reducing sales by $0.5 million. The industrial sector recorded a 25.9% increase in unit volumes and a $0.6 million or 27.9% increase in sales. In the lower margin export/commodity sector, sales declined by $0.7 million or 5.6%. Increased volumes added $0.4 million to sales and a combination of price and product mix decreased sales by $1.1 million. Sales in Central America increased $1.1 million or 5.4% to $20.0 million compared to $18.9 million in the prior year. Higher volumes were recorded in both fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $1.9 million. Higher prices, particularly in the cookie and cracker product lines, increased sales by $0.8 million and unfavorable currency translation reduced sales by $1.6 million. In Europe, sales declined by $2.3 million or 8.8% to $23.4 million from $25.7 million last year. Lower unit volumes decreased sales by $1.6 million as the Company continued to eliminate sales of certain lower margin products. A combination of price and product mix reduced sales by $1.2 million and favorable currency translation increased sales by $0.5 million.

      Gross profit increased $0.5 million or 1.9% to $27.9 million from $27.4 million a year ago. Gross profit as a percentage of sales increased to 26.0% from 25.3% in the corresponding period last year. In the domestic rice business gross profit increased $0.2 million or 1.1 % to $19.3 million. As a percentage of sales gross margin improved to 30.5% from 30.4% last year. In this segment, gross profit as a percentage of sales improved primarily due to lower rice costs. In Central America, gross profit increased $0.2 million or 3.4% to $6.0 million. The increase in gross profit was related to the increase in sales volumes. As a percentage of sales, in Central America, gross profit declined to 30.1% from 30.7% last year. The change was primarily related to lower volumes of cookies and cracker product sales in Costa Rica due to a price increase resulting from the imposition of a consumer tax on sales. In Europe, the gross profit was even with last year but increased as a percentage of sales to 10.6% from 9.6% in the same period last year. Gross profit improved due to improved margins in the rice business and the reduction in sales of certain lower margin products.

      Operating income increased $0.3 million or 6.2% to $5.6 million from $5.3 million for the same period last year. As a percentage of sales, operating income was 5.2%, up from 4.9% last year. In the domestic segment, operating income increased by $0.6 million to $2.8 million from $2.2 million last year. The increase in operating income in the domestic segment resulted from the increase in gross profit addressed previously and a reduced level of advertising and promotional spending. In Central America, operating income decreased by $0.3 million or 11.7% to $2.2 million. The reduction in operating income in Central America was a result of increased advertising and promotional spending required to counter a price increase in Costa Rica and additional expenses related to establishment of a distribution operation in El Salvador. In Europe, operating profit was even with last year at $0.7 million. However, operating profit as a percentage of sales did increase to 2.9% from 2.6% last year as a result of the improved margins in the rice business and the elimination of certain lower margin products.

      The Company reported net interest income of $0.2 million for the quarter ended September 27, 1998 compared to net interest expense of $0.1 million in the prior year. Interest expense declined and interest income increased in the current quarter as a result of lower borrowings due to improved cash flow and lower international interest rates.

      Other income, excluding interest, decreased from the previous year by $0.3 million to $0.6 million from $0.9 million. Gains on sales of marketable securities and equity in earnings of unconsolidated affiliates declined by $1.1 million and $0.1 million respectively. Other miscellaneous income increased by $0.9 million primarily due to the settlement of litigation.

      Income tax expense of $2.0 million reflected a decrease of $0.1 million from the same period last year and the effective rate decreased to 30.3% from 34.6%. This decrease in the rate reflected energy tax credits related to the Company's cogeneration joint venture and Central American tax credits.

      Net income for the current quarter increased $0.5 million or 12.2% to $4.4 million from $3.9 million in the same period last year. Diluted earnings per share were $0.28 compared to $0.25.


LIQUIDITY AND FINANCIAL POSITION


      Cash provided by operating activities increased by $3.5 million to $13.0 million for the quarter ended September 27, 1998. The increase in cash provided by operations resulted from increased income before non-cash charges for depreciation and amortization and a reduction in the level of working capital employed in the business in the current period.

      Cash used in investing activities increased by $2.3 million to $2.9 million as compared to cash used in investing activities in the prior year of $0.6 million. Additions to property, plant and equipment in the current quarter totaled $2.0 million, a decrease of $0.1 million from the comparable period last year. There was also a decrease in amounts due to affiliates of $1.2 million. Proceeds from the sale of marketable securities decreased $1.2 million.

      Cash used in financing activities increased by $11.6 million in the quarter ended September 27, 1998 to $15.0 million. In the current year the Company had a net reduction in short and long-term debt of $0.1 million compared to a net reduction of $1.9 million in the same period last year. Funds used for dividend payments increased by $0.1 million and, during the quarter ended September 27, 1998, 671.0 thousand shares of the Company's common stock were repurchased at a cost of $13.3 million.

      On October 21, 1998 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.125 per share from $0.11 per share, for an indicated annual rate of $0.50 per share.

      As of September 27, 1998, the board of directors of the Company had authorized the open-market repurchase, from time to time, of up to 1.5 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. For the three months ended September 27, 1998, the Company spent $13.3 million to repurchase 671.0 thousand shares at an average price of $19.83 per share. Through September 27, 1998 the Company has repurchased a total of 1.0 million shares and 94 thousand shares have been reissued upon exercise of employee stock options. On October 21, 1998, the board of directors of the Company authorized the open-market repurchase, from time to time, of up to an additional 500 thousand shares.

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

FORWARD LOOKING STATEMENTS

      The statements contained in this Form 10-Q include forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved.

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 15, Letters from Arthur Andersen LLP dated October 20, 1998, regarding unaudited financial statements.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                     RIVIANA FOODS INC.


Dated:  November 4, 1998             By: /s/ E. WAYNE RAY, JR.
                                             E. Wayne Ray, Jr.
                                             Vice President, Chief Financial
                                             Officer and Chief Accounting
                                             Officer

                                  EXHIBIT INDEX

                                                                     SEQUENTIAL
NO.                                 DESCRIPTION                      PAGE NUMBER
--                                 -------------                     -----------
15    Letters from Arthur Andersen LLP dated October 20, 1998,           13
      regarding unaudited financial statements

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Riviana Foods Inc.:

We have reviewed the accompanying consolidated balance sheet of Riviana Foods Inc. (a Delaware corporation) and subsidiaries as of September 27, 1998, and the related consolidated statements of income and cash flows for the three-month periods ended September 27, 1998, and September 28, 1997. These consolidated financial statements are the responsibility of the Company's management.

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


ARTHUR ANDERSEN LLP


Houston, Texas
October 20, 1998

October 20, 1998


Riviana Foods Inc.:

We are aware that Riviana Foods Inc. has incorporated by reference in its Form S-8 Registration Statement covering the 1994 Stock Option Plan, its Form S-8 Registration Statement covering the Amended and Restated 1995 Non-Employee Director Stock Option Plan, its Form S-8 Registration Statement covering the 1997 Stock Option Plan and the Riviana Foods Inc. Savings Plan and its Form S-3 Registration Statement, its Form 10-Q for the quarter ended September 27, 1998, which includes our report dated October 20, 1998, covering the unaudited interim financial information contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statements prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.


Very truly yours,

ARTHUR ANDERSEN LLP