Form 10-Q
period 1998-12-27
RIVIANA FOODS INC /DE/
filed 1999-02-04
CIK 934650

------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                --------------

                                   FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 27, 1998

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
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

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

            Yes    [X]   No  [ ]

      The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at January 25, 1999 was 14,855,164.

                              RIVIANA FOODS INC.
               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 27, 1998

                                     INDEX

                                                                                       PAGE
Part I -- Financial Information

      Item 1 -- Financial Statements

            Consolidated Balance Sheets at December 27, 1998 and June 28, 1998.......    1

            Consolidated Statements of Income for the Three Months and Six Months
               Ended December 27, 1998 and December 28, 1997.........................    2

            Consolidated Statements of Cash Flows for the Six Months Ended
               December 27, 1998 and December 28, 1997...............................    3

            Notes to Consolidated Financial Statements...............................    4

      Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                  of Operations......................................................    6

Part II -- Other Information

      Item 6 -- Exhibits and Reports on Form 8-K.....................................   11

Signature............................................................................   12

Exhibit Index........................................................................   13

Part I -- Financial Information
  Item 1 -- Financial Statements
                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                   December 27, 1998    June 28, 1998
                                                                                   -----------------    -------------
                                                                                   (Unaudited)            (Audited)
             ASSETS
CURRENT ASSETS:
  Cash .........................................................................   $           1,375    $       7,609
  Cash equivalents .............................................................               4,438            9,588
  Marketable securities ........................................................               4,071            4,328
  Accounts receivable, less allowance for doubtful accounts of $1,297 and $1,265              45,447           40,514
  Inventories ..................................................................              51,530           49,566
  Prepaid expenses .............................................................               3,086            2,008
                                                                                   -----------------    -------------
          Total current assets .................................................             109,947          113,613

PROPERTY, PLANT AND EQUIPMENT:
  Land .........................................................................               3,517            3,530
  Buildings ....................................................................              25,615           25,271
  Machinery and equipment ......................................................              89,558           87,668
                                                                                   -----------------    -------------
      Property, plant and equipment, gross .....................................             118,690          116,469
  Less accumulated depreciation ................................................             (42,727)         (41,241)
                                                                                   -----------------    -------------
      Property, plant and equipment, net .......................................              75,963           75,228

INVESTMENTS IN UNCONSOLIDATED AFFILIATES .......................................              11,077           10,745
OTHER ASSETS ...................................................................               6,102            5,742
                                                                                   =================    =============
              Total assets .....................................................   $         203,089    $     205,328
                                                                                   =================    =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ..............................................................   $           3,259    $       1,280
  Current maturities of long-term debt .........................................               1,411            1,425
  Accounts payable .............................................................              27,918           23,988
  Accrued liabilities ..........................................................              16,670           14,894
  Income taxes payable .........................................................               7,239            6,255
                                                                                   -----------------    -------------
      Total current liabilities ................................................              56,497           47,842

LONG-TERM DEBT, net of current maturities ......................................               1,480            1,861
DUE TO AFFILIATES ..............................................................                 731            1,347
DEFERRED INCOME TAXES ..........................................................               5,687            6,805
OTHER NONCURRENT LIABILITIES ...................................................               3,300            3,246
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS .............................................................               6,345            6,483

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ................              15,883           15,883
  Paid-in capital ..............................................................               6,462            6,455
  Retained earnings ............................................................             133,337          125,503
  Accumulated other comprehensive income .......................................              (6,011)          (4,964)
  Treasury stock, at cost, 1,031 and 254 shares ................................             (20,622)          (5,133)
                                                                                   -----------------    -------------
          Total stockholders' equity ...........................................             129,049          137,744
                                                                                   -----------------    -------------
          Total liabilities and stockholders' equity ...........................   $         203,089    $     205,328
                                                                                   =================    =============

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                              Three Months Ended                         Six Months Ended
                                                   --------------------------------------    --------------------------------------
                                                   December 27, 1998    December 28, 1997    December 27, 1998    December 28, 1997
                                                   -----------------    -----------------    -----------------    -----------------
NET SALES .......................................  $         122,484    $         121,472    $         229,806    $         229,486

COST OF SALES ...................................             84,671               84,461              164,104              165,117
                                                   -----------------    -----------------    -----------------    -----------------
    Gross profit ................................             37,813               37,011               65,702               64,369
                                                   -----------------    -----------------    -----------------    -----------------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..........             23,097               23,445               40,066               40,265
  Administrative and general ....................              5,322                4,824               10,633               10,080
                                                   -----------------    -----------------    -----------------    -----------------
    Total costs and expenses ....................             28,419               28,269               50,699               50,345
                                                   -----------------    -----------------    -----------------    -----------------
    Income from operations ......................              9,394                8,742               15,003               14,024

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities .........                655                    0                  655                1,065
  Interest income ...............................                230                  287                  579                  514
  Interest expense ..............................               (210)                (244)                (402)                (533)
  Equity in earnings of unconsolidated affiliates                216                  637                  337                  833
  Other income (expense), net ...................               (124)                (150)                 449                 (487)
                                                   -----------------    -----------------    -----------------    -----------------
    Total other income ..........................                767                  530                1,618                1,392
                                                   -----------------    -----------------    -----------------    -----------------
    Income before income taxes and
       minority interests .......................             10,161                9,272               16,621               15,416

INCOME TAX EXPENSE ..............................              3,056                2,785                5,011                4,912

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ...................                 76                   79                  180                  172
                                                   =================    =================    =================    =================
    Net income ..................................  $           7,029    $           6,408    $          11,430    $          10,332
                                                   =================    =================    =================    =================


    Earnings per share:
        Basic ...................................  $            0.47    $            0.41    $            0.75    $            0.66
        Diluted .................................               0.47                 0.40                 0.74                 0.65

    Weighted average common shares outstanding:
         Basic ..................................             14,899               15,751               15,196               15,752
         Diluted ................................             15,080               15,961               15,397               15,947

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                 --------------------------------------
                                                                 December 27, 1998    December 28, 1997
                                                                 -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................   $          11,430    $          10,332
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ........................               2,889                2,323
        Deferred income taxes ................................                (898)                (572)
        Gain on disposition of assets ........................                (610)              (1,067)
        Equity in earnings of unconsolidated affiliates ......                (337)                (833)
        Change in assets and liabilities:
            Accounts receivable, net .........................              (5,453)                (585)
            Inventories ......................................              (2,825)              (5,326)
            Prepaid expenses .................................              (1,116)                  93
            Other assets .....................................                  73                  399
            Accounts payable and accrued liabilities .........               5,946                8,445
            Income taxes payable .............................                 878                  618
            Other noncurrent liabilities .....................                 116                  (65)
            Minority interests ...............................                 (78)                 (79)
                                                                 -----------------    -----------------
              Net cash provided by operating activities ......              10,015               13,683
                                                                 -----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ................              (4,487)              (4,759)
   Proceeds from disposals of property, plant and equipment ..                 104                   53
   Proceeds from sale of marketable securities ...............                 723                1,183
   Collection of notes receivable ............................                  19                   18
   Due to affiliates .........................................                (505)                 594
   Increase in marketable securities .........................                                       (2)
                                                                 -----------------    -----------------
              Net cash used in investing activities ..........              (4,146)              (2,913)
                                                                 -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in short-term debt ....................               2,063               (2,279)
   Additions to long-term debt ...............................                 696                  412
   Repayments of long-term debt ..............................                (907)                (894)
   Dividends paid ............................................              (3,422)              (3,150)
   Repurchases of common stock ...............................             (15,692)                (415)
   Sales of common stock .....................................                 174                  185
                                                                 -----------------    -----------------
              Net cash used in financing activities ..........             (17,088)              (6,141)
                                                                 -----------------    -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .                (165)                (109)
                                                                 -----------------    -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............             (11,384)               4,520
CASH AND CASH EQUIVALENTS, beginning of period ...............              17,197                7,040
                                                                 -----------------    -----------------
CASH AND CASH EQUIVALENTS, end of period .....................   $           5,813    $          11,560
                                                                 =================    =================
CASH PAID DURING THE PERIOD FOR:
   Interest ..................................................   $             402    $             541
   Income taxes ..............................................               5,059                4,330

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

2.    Earnings per Share

            Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                              -------------------------------------   -------------------------------------
                                              DECEMBER 27, 1998   DECEMBER 28, 1997   DECEMBER 27, 1998   DECEMBER 28, 1997
                                              -----------------   -----------------   -----------------   -----------------
Weighted average common shares outstanding:
  Basic ...................................              14,899              15,751              15,196              15,752
  Stock options ...........................                 181                 210                 201                 195
                                              -----------------   -----------------   -----------------   -----------------
  Diluted .................................              15,080              15,961              15,397              15,947
                                              =================   =================   =================   =================

3.    Inventories

            Inventories were composed of the following:

                                           DECEMBER 27, 1998     JUNE 28, 1998
                                           -----------------   -----------------
Raw materials ..........................   $          13,202   $           9,390
Work in process ........................                  17                  23
Finished goods .........................              32,320              34,007
Packaging supplies .....................               5,991               6,146
                                           -----------------   -----------------
            Total ......................   $          51,530   $          49,566
                                           =================   =================

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

                                           THREE MONTHS ENDED                          SIX MONTHS ENDED
                                   --------------------------------------    --------------------------------------
                                   DECEMBER 27, 1998    DECEMBER 28, 1997    DECEMBER 27, 1998    DECEMBER 28, 1997
                                   -----------------    -----------------    -----------------    -----------------
Net income .....................   $           7,029    $           6,408    $          11,430    $          10,332
Other comprehensive income:
  Unrealized gains on
    marketable securities,
    net of tax:
   Realized (gains) reclassified
     to net income .............                (426)                --                   (426)                (692)
   Unrealized gains ............                 399                  321                  303                  802
  Foreign currency
    translation
    adjustment .................              (1,011)                (193)                (924)              (1,206)
                                   -----------------    -----------------    -----------------    -----------------
Total comprehensive
  income .......................   $           5,991    $           6,536    $          10,383    $           9,236
                                   =================    =================    =================    =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       THREE MONTHS ENDED DECEMBER 27, 1998 COMPARED TO THREE MONTHS ENDED
                               DECEMBER 28, 1997

For the three months ended December 27, 1998, sales increased $1.0 million, or 0.8%, to $122.5 million from $121.5 million recorded for the same period last year. In fiscal 1997, the Company entered into a joint venture with a major rice milling company in Arkansas, which is involved in the cogeneration of steam and electricity using rice hulls as fuel. This unit added $0.9 million to sales in the current quarter. Excluding the effect of the cogeneration business, sales for the period ended December 27, 1998 increased by $0.8 million or 0.7% to $121.6 million from $120.8 million last year. Volume gains accounted for $3.8 million of the consolidated increase in sales. A combination of price and product mix decreased sales $1.1 million and unfavorable foreign currency translation reduced sales by $1.9 million. Domestic rice sales of $75.3 million increased $0.1 million or 0.1% from the prior year sales of $75.2 million. In the domestic rice business, the retail sector recorded a $1.1 million or 1.9% decrease in sales. Within the retail sector, sales of regular rice increased by $0.6 million or 2.1% due primarily to a unit volume increase of 3.1%. Sales of value-added products decreased by $1.6 million and sales of brown rice decreased by $0.1 million. In the non-retail sector, sales increased $1.2 million or 6.4%. Sales increased $1.7 million or 13.7% in the export/commodity category due primarily to an 19.5% increase in unit volume sales. Sales in the foodservice category were about even with the past year despite a 16.1% increase in volumes due to the product mix sold. Industrial and by product sales decreased $0.5 million from the prior year due to reduced selling prices. Sales in Central America increased $1.2 million or 5.7% to $21.8 million compared to $20.6 million in the prior year. Higher volumes were recorded in both the fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $1.3 million. Higher prices, particularly in the cookie and cracker product lines, increased sales by $1.8 million and unfavorable currency translation reduced sales by $1.9 million. In Europe, sales declined by $0.5 million or 1.7% to $24.5 million from $25.0 million last year. Higher unit volumes increased sales by $1.1 million and a combination of lower selling prices and product mix reduced sales by $1.7 million and favorable currency translation increased sales by $0.1 million.

Gross profit increased $0.8 million or 2.2% to $37.8 million from $37.0 million a year ago. As a percentage of sales, gross profit increased to 30.9% from 30.5%. In the domestic rice business, gross profit increased by $0.3 million and, as a percentage of sales, to 36.9% from 36.5% primarily as a result of lower rice costs. In Central America gross profit increased $0.7 million or 11.0% to $7.4 million as a result of higher margins in the cookie and cracker product lines. Gross profit as a percentage of sales in Central America increased to 34.2% from 32.5% last year. In Europe, gross profit declined by $0.2 million or 8.9%. Increased competition in the ethnic rice market reduced retail prices and the accompanying gross profit.

Advertising, selling and warehousing expenses declined by $0.3 million to $23.1 million from $23.4 million in the same period last year. This expense reduction came primarily in the media advertising and promotional programs in the domestic rice business and was due to lower unit volume sales in the prepared mix category.

Administrative and general expenses increased by $0.4 million or 10.3% to $5.3 million primarily due to increased spending related to conversion of the Company's computer systems to accommodate the year 2000.

Income from operations increased $0.7 million or 7.5% to $9.4 million from $8.7 million in the same period last year. As a percentage of sales, operating income increased to 7.7% from 7.2% in the prior period. The increase in operating income was principally due to improved results in both domestic rice operations and Central America. Operating income increased by $1.0 million or 15.0% to $7.7 million in the domestic rice business due to reductions in advertising and promotional spending of $0.7 million and the increase in gross profit discussed above. In Central America, operating income increased by $0.2 million or 5.9% to $3.3 million. The increase in gross profit of $0.7 million was partially offset by $0.4 million in higher advertising, selling and warehousing expenses related to expanding distribution. Operating income for European operations was essentially even with last year at $1.1 million. The lower gross profit discussed previously was offset by reduced administrative and general expenses.

Other income increased $0.2 million to $0.8 million. Gains from the sale of marketable securities increased $0.7 million. Equity in earnings of unconsolidated affiliates decreased by $0.4 million.

The effective tax rate of 30% was unchanged from the same period last year. The rate is below the statutory rate primarily due to energy tax credits related to the cogeneration operations.

Net income for the current quarter was $7.0 million compared to $6.4 million for the same quarter last year and diluted earnings per share were $0.47, up from $0.40.

         SIX MONTHS ENDED DECEMBER 27, 1998 COMPARED TO SIX MONTHS ENDED
                               DECEMBER 28, 1997

Sales increased $0.3 million or 0.1% to $229.8 million in the six-month period ended December 27,1998 versus $229.5 million for the same period of the previous year. Domestic sales increased by $0.8 million or 0.6% to $140.1 million while sales from international operations decreased by $0.5 million to $89.7 million. Increased volumes added $7.0 million to sales while a combination of price and sales mix decreased sales by $3.7 million. Unfavorable currency translation reduced sales by $3.0 million. In fiscal 1997, the Company entered into a joint venture with a major rice milling company in Arkansas, which began operations in the last fiscal quarter. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This venture added $1.5 million to sales in the current year. In the domestic rice business, sales in the retail category decreased by $1.1 million or 1.1% due primarily to lower unit sales of prepared rice mix products. Unit volume sales of prepared rice mixes decreased by 6.1%. Of the total $1.1 million decrease in sales in the retail category, $0.3 million was related to lower volumes and a combination of product mix and selling price reduced sales $0.8 million. In the non-retail category that includes regular rice sales to the foodservice, industrial and export sectors, sales increased by $1.5 million. Increased volumes accounted for $4.1 million and lower pricing and product mix reduced sales $2.6 million. Sales by the Company's Central American operations increased $2.2 million or 5.5% to $41.7 million. Increased sales volumes in both cookie and cracker products and fruit nectar and juice products added $3.2 million to sales. Higher prices added $2.6 million to sales and unfavorable currency translation reduced sales by $3.6 million. Sales by the Company's European operations decreased $2.7 million or 5.3% to $48.0 million. Volumes were affected by product line rationalization and lower unit volumes on continuing product lines which decreased sales by $0.4 million. Lower prices due to more competitive markets reduced sales by $2.9 million and favorable foreign currency exchange increased sales $0.6 million.

Gross profit increased by $1.3 million or 2.1% to $65.7 million in the six-month period from $64.4 million in the same period of the previous year. As a percentage of sales, gross profit increased to 28.6% of sales in the current period versus 28.0% of sales last year. Of the total $1.3 million increase in gross profit, $0.6 million came from domestic operations and $0.7 million came from international operations. Domestic gross profit increased primarily due to increased unit volumes and lower rice costs. In Central America, gross profit increased by $0.9 million due to the increased sales and improved margins on cookies and crackers. As a percentage of sales, gross profit in Central America increased to 32.2% from 31.6%. Gross profit decreased by $0.2 million in Europe due to lower sales resulting from the elimination of certain lower margin products and increased competitive pressure in the ethnic rice market.

Administrative and general expenses increased by $0.6 million or 5.5% to $10.6 million due primarily to increased spending related to conversion of the Company's computer systems to accommodate the year 2000.

Income from operations increased by 7.0% to $15.0 million from $14.0 million last year. As a percentage of sales, operating income increased to 6.5% from 6.1%. In the domestic rice business, operating income increased $1.4 million or 11.8% to $12.9 million. This increase was due to $0.5 million in higher gross profit and a $0.9 million decrease in advertising, selling and warehousing expenses. The decrease in advertising, selling and warehousing expense was primarily due to the timing of certain advertising and promotional programs. In Central America operating income decreased $0.1 million. The increase in gross profit in Central America of $0.9 million was offset by $0.8 million in increased advertising, selling and warehousing expenses related to establishing a new distribution system in El Salvador and expanding the Company's distribution system in Guatemala. In addition, administrative and general expenses related to the expanded distribution increased by $0.2 million. In Europe, operating income was even with last year.

Other income increased $0.2 million to $1.6 million from $1.4 million in the prior year. Net interest income was $0.2 million higher in the current year. Decreased working capital requirements, primarily in Central America, reduced borrowings and interest rates were lower. Equity in earnings of unconsolidated affiliates decreased by $0.5 million to $0.3 million. Gains from the sale of marketable securities decreased by $0.4 million to $0.7 million from $1.1 million in the same period last year. Other miscellaneous income increased by $0.9 million primarily due to the settlement of litigation.

Tax expense increased $0.1 million to $5.0 million in the current year. The effective tax rate was 30.1% in the current period as compared to 31.9% in the same period last year. The lower rate in the current period results from the utilization of investment tax credits and energy tax credits from the Company's energy cogeneration joint venture.

Net income for the six-month period was $11.4 million up 10.6% compared to $10.3 million for the comparable period last year. Diluted earnings per share were $0.74 versus $0.65 last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $10.0 million for the six months ended December 27, 1998, which was a decrease of $3.7 million from the same period last year. The decrease in cash provided by operations was due to the increase in net working capital requirements of $5.8 million partially offset by the increase in net income of $1.1 million and the increase in depreciation and amortization charges of $0.6 million. Deferred income taxes decreased by $0.9 million in the current period which was an increase of $0.3 million from the prior year.

Cash used in investing activities increased to $4.1 million from $2.9 million in the same period in the prior year. Purchases of property, plant and equipment totaled $4.5 million, which was $0.3 million less than purchases in the same period last year. Cash flow related to amounts due to affiliates decreased $0.5 million during the period while it increased by $0.6 million in the prior year. Proceeds from the sale of marketable securities decreased by $0.5 million.

Cash used in financing activities totaled $17.1 million in the six months ended December 27, 1998, which was $10.9 million more than last year. During this period the Company repurchased 0.8 million shares of its common stock paying $15.7 million. In the prior year the Company repurchased 21.7 thousand shares at a cost of $0.4 million. In the current period $1.9 million was provided by additional net borrowings whereas in the prior year $2.8 million was used to repay debt. Dividend payments in the period ended December 27, 1998 were $3.4 million, up from $3.2 million paid in the same period last year.

On October 21, 1998, the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.125 per share from $0.11 per share, for an indicated annual rate of $0.50 per share.

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

EURO CONVERSION

The Company operates in Europe through a subsidiary and two joint ventures in the United Kingdom and Belgium. On January 1, 1999 many of the member countries of the European Union established fixed conversion rates between the existing sovereign currencies and the euro. At this time, the United Kingdom is not participating in this change. However, the Company's European operations do conduct business in certain of the participating member countries. The Company believes it is taking the necessary steps to accommodate this change and does not believe the euro conversion will have a significant impact on its operations.

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

                          PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 15, Letters from Arthur Andersen LLP dated January 21, 1999, regarding unaudited financial statements.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       RIVIANA FOODS INC.

Dated:  February 1, 1999           By:/s/E. WAYNE RAY, JR.
                                         E. Wayne Ray, Jr.
                                         Vice President, Chief Financial Officer
                                         and Chief Accounting Officer

                                 EXHIBIT INDEX

                                                                      SEQUENTIAL
NO.                             DESCRIPTION                          PAGE NUMBER

15  Letters from Arthur Andersen LLP dated January 21, 1999, regarding    14
    unaudited financial statements