Form 10-Q
period 1999-03-28
RIVIANA FOODS INC /DE/
filed 1999-05-07
CIK 934650

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                --------------

                                   FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 28, 1999

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

            Yes   [X]         No   [ ]

      The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at April 26, 1999 was 14,745,474.

------------------------------------------------------------------------------

                              RIVIANA FOODS INC.
                FORM 10-Q FOR THE QUARTER ENDED MARCH 28, 1999

                                     INDEX

                                                                          PAGE

Part I -- Financial Information

      Item 1 -- Financial Statements

            Consolidated Balance Sheets at March 28, 1999 and June 28, 1998..1

            Consolidated Statements of Income for the Three Months and
               Nine Months Ended March 28, 1999 and March 29, 1998...........2

            Consolidated Statements of Cash Flows for the Nine Months Ended
               March 28, 1999 and March 29, 1998.............................3

            Notes to Consolidated Financial Statements.......................4

      Item 2 -- Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................6

Part II -- Other Information

      Item 6 -- Exhibits and Reports on Form 8-K.............................11

Signature....................................................................12

Exhibit Index................................................................13

Part I -- Financial Information
  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                  March 28, 1999   June 28, 1998
                                                                                  --------------    -------------
                                                                                    (Unaudited)       (Audited)
             ASSETS
CURRENT ASSETS:
  Cash .........................................................................   $       2,975    $       7,609
  Cash equivalents .............................................................           6,940            9,588
  Marketable securities ........................................................           3,406            4,328
  Accounts receivable, less allowance for doubtful accounts of $1,355 and $1,265          43,200           40,514
  Inventories ..................................................................          52,456           49,566
  Prepaid expenses .............................................................           2,266            2,008
                                                                                   -------------    -------------
          Total current assets .................................................         111,243          113,613

PROPERTY, PLANT AND EQUIPMENT:
  Land .........................................................................           3,511            3,530
  Buildings ....................................................................          26,070           25,271
  Machinery and equipment ......................................................          90,267           87,668
                                                                                   -------------    -------------
      Property, plant and equipment, gross .....................................         119,848          116,469
  Less accumulated depreciation ................................................         (43,588)         (41,241)
                                                                                   -------------    -------------
      Property, plant and equipment, net .......................................          76,260           75,228

INVESTMENTS IN UNCONSOLIDATED AFFILIATES .......................................          10,530           10,745
OTHER ASSETS ...................................................................           6,416            5,742
                                                                                   -------------    -------------
              Total assets .....................................................   $     204,449    $     205,328
                                                                                   =============    =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ..............................................................   $       8,635    $       1,280
  Current maturities of long-term debt .........................................           1,136            1,425
  Accounts payable .............................................................          22,386           23,988
  Accrued liabilities ..........................................................          17,540           14,894
  Income taxes payable .........................................................           7,899            6,255
                                                                                   -------------    -------------
      Total current liabilities ................................................          57,596           47,842

LONG-TERM DEBT, net of current maturities ......................................           1,423            1,861
DUE TO AFFILIATES ..............................................................             176            1,347
DEFERRED INCOME TAXES ..........................................................           4,900            6,805
OTHER NONCURRENT LIABILITIES ...................................................           2,995            3,246
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS .............................................................           6,335            6,483

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ................          15,883           15,883
  Paid-in capital ..............................................................           6,468            6,455
  Retained earnings ............................................................         137,786          125,503
  Accumulated other comprehensive income .......................................          (8,195)          (4,964)
  Treasury stock, at cost, 1,044 and 254 shares ................................         (20,918)          (5,133)
                                                                                   -------------    -------------
          Total stockholders' equity ...........................................         131,024          137,744
                                                                                   -------------    -------------
          Total liabilities and stockholders' equity ...........................   $     204,449    $     205,328
                                                                                   =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              --------------------------------    --------------------------------
                                                              March 28, 1999    March 29, 1998    March 28, 1999    March 29, 1998
                                                              --------------    --------------    --------------    --------------
NET SALES .................................................   $      118,487    $      114,068    $      348,293    $      343,554

COST OF SALES .............................................           83,602            81,607           247,706           246,724
                                                              --------------    --------------    --------------    --------------
    Gross profit ..........................................           34,885            32,461           100,587            96,830
                                                              --------------    --------------    --------------    --------------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ....................           21,303            19,388            61,369            59,653
  Administrative and general ..............................            5,039             4,855            15,672            14,935
                                                              --------------    --------------    --------------    --------------
    Total costs and expenses ..............................           26,342            24,243            77,041            74,588
                                                              --------------    --------------    --------------    --------------
    Income from operations ................................            8,543             8,218            23,546            22,242

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ...................              553                               1,208             1,065
  Interest income .........................................              368               287               947               801
  Interest expense ........................................             (337)                               (739)             (533)
  Equity in earnings of unconsolidated affiliates .........              228               138               565               971
  Other income (expense), net .............................             (301)             (422)              148              (909)
                                                              --------------    --------------    --------------    --------------
    Total other income ....................................              511                 3             2,129             1,395
                                                              --------------    --------------    --------------    --------------
    Income before income taxes and
       minority interests .................................            9,054             8,221            25,675            23,637

INCOME TAX EXPENSE ........................................            2,718             2,270             7,729             7,182

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES .............................               18                83               198               255
                                                              --------------    --------------    --------------    --------------
    Net income ............................................   $        6,318    $        5,868    $       17,748    $       16,200
                                                              ==============    ==============    ==============    ==============


    Earnings per share:
        Basic .............................................   $         0.43    $         0.37    $         1.18    $         1.03
        Diluted ...........................................             0.42              0.37              1.16              1.02

    Weighted average common shares outstanding:
         Basic ............................................           14,849            15,730            15,081            15,744
         Diluted ..........................................           15,079            15,952            15,291            15,938

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                         --------------------------------
                                                                         MARCH 28, 1999    MARCH 29, 1998
                                                                         --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................   $       17,748    $       16,200
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ............................            4,306             3,269
            Deferred income taxes ....................................           (1,623)             (322)
            Gain on disposition of assets ............................           (1,152)           (1,082)
            Equity in earnings of unconsolidated affiliates ..........             (565)             (971)
            Change in assets and liabilities:
                   Accounts receivable, net ..........................           (3,617)            2,325
                   Inventories .......................................           (4,307)           (4,878)
                   Prepaid expenses ..................................             (329)              467
                   Other assets ......................................             (183)            1,960
                   Accounts payable and accrued liabilities ..........            1,615             3,850
                   Income taxes payable ..............................            1,755             1,149
                   Other noncurrent liabilities ......................             (138)               15
                   Minority interests ................................              (58)                8
                                                                         --------------    --------------
                       Net cash provided by operating activities .....           13,452            21,990
                                                                         --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ......................           (6,601)           (7,449)
     Proceeds from disposals of property, plant and equipment ........              111                68
     Investment by joint venture partner .............................                                 75
     Proceeds from sale of marketable securities .....................            1,332             1,183
     Collection of notes receivable ..................................               30                27
     Due to affiliates ...............................................           (1,029)              923
     Increase in marketable securities ...............................                                 (3)
                                                                         --------------    --------------
                       Net cash used in investing activities .........           (6,157)           (5,176)
                                                                         --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt ..........................            7,477            (3,560)
     Additions to long-term debt .....................................            1,195               677
     Repayments of long-term debt ....................................           (1,647)           (1,643)
     Dividends paid ..................................................           (5,280)           (4,884)
     Repurchases of common stock .....................................          (16,114)           (1,684)
     Sales of common stock ...........................................              279               556
     Collection of employee discount on stock ........................               13                87
                                                                         --------------    --------------
                       Net cash used in financing activities .........          (14,077)          (10,451)
                                                                         --------------    --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS ................................................             (500)             (141)
                                                                         --------------    --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................           (7,282)            6,222
CASH AND CASH EQUIVALENTS, beginning of period .......................           17,197             7,040
                                                                         --------------    --------------
CASH AND CASH EQUIVALENTS, end of period .............................   $        9,915    $       13,262
                                                                         ==============    ==============
CASH PAID DURING THE PERIOD FOR:
     Interest ........................................................   $          713    $          748
     Income taxes ....................................................            7,363             5,828

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

2.         Earnings per Share

      Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   -------------------------------   -------------------------------
                                                                   MARCH 28, 1999   MARCH 29, 1998    MARCH 28, 1999  MARCH 29, 1998
                                                                   --------------   --------------   --------------   --------------
Weighted average common shares outstanding:
  Basic ........................................................           14,849           15,730           15,081           15,744
  Stock options ................................................              230              222              210              194
                                                                   --------------   --------------   --------------   --------------
  Diluted ......................................................           15,079           15,952           15,291           15,938
                                                                   ==============   ==============   ==============   ==============

      In the calculation of diluted shares, 8 anti-dilutive stock option shares have been excluded for the three months and nine months ended March 28, 1999.

3.         Inventories

      Inventories were composed of the following:

                                                 MARCH 28, 1999    JUNE 28, 1998
                                                 --------------   --------------
Raw materials ................................   $       14,160   $        9,390
Work in process ..............................               26               23
Finished goods ...............................           32,073           34,007
Packaging supplies ...........................            6,197            6,146
                                                 --------------   --------------
                     Total ...................   $       52,456   $       49,566
                                                 ==============   ==============

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

                                                                      THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               --------------------------------    --------------------------------
                                                               MARCH 28, 1999    MARCH 29, 1998    MARCH 28, 1999     MARCH 29, 1998
                                                               --------------    --------------    --------------    --------------
Net income .................................................   $        6,318    $        5,868    $       17,748    $       16,200
Other comprehensive income:
  Unrealized gains on
    marketable securities,
    net of tax:
   Realized (gains) reclassified
     to net income .........................................             (359)                               (785)             (692)
   Unrealized gains
     (losses) ..............................................              (37)              742               266             1,544
Foreign currency
    translation
    adjustment .............................................           (1,788)             (638)           (2,712)           (1,844)
                                                               --------------    --------------    --------------    --------------
Total comprehensive
  income ...................................................   $        4,134    $        5,972    $       14,517    $       15,208
                                                               ==============    ==============    ==============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 THREE MONTHS ENDED MARCH 28, 1999 COMPARED TO THREE MONTHS ENDED MARCH 29, 1998

For the three months ended March 28, 1999, sales increased $4.4 million or 3.9% to $118.5 million from $114.1 million recorded for the same period last year. Volume gains accounted for $8.4 million of the consolidated increase in sales. A combination of price and product mix decreased sales $1.3 million and unfavorable foreign currency translation reduced sales by $2.7 million. Domestic rice sales of $75.7 million increased $5.1 million or 7.2% from the prior year sales of $70.6 million. In the domestic rice business, the retail sector recorded a $4.2 million or 8.0% increase in sales. Within the retail sector, sales of regular rice increased by $3.5 million or 14.2% primarily due to a unit volume increase of 15.5%. Sales of value-added products increased by $0.3 million and sales of brown rice increased by $0.4 million. In the non-retail sector, sales increased $0.9 million or 4.9%. Sales in the export/commodity category increased by $0.4 million or 2.8% primarily due to a 10.2% increase in unit volume sales. Sales in the foodservice category were about even with the past year. Industrial and by-product sales increased $0.5 million from the prior year due to increased unit volumes. Sales from the Company's energy cogeneration joint venture increased by $0.1 million due to higher volumes. Sales in Central America increased $1.2 million or 6.5% to $20.1 million compared to $18.9 million in the prior year. Higher volumes were recorded in both the fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $2.3 million. Higher prices increased sales by $1.2 million and unfavorable currency translation reduced sales by $2.3 million. In Europe, sales declined by $2.0 million or 8.4% to $21.7 million from $23.7 million last year. Lower unit volumes decreased sales by $1.1 million and a combination of lower selling prices and product mix reduced sales by $0.4 million. Unfavorable currency translation decreased sales by $0.5 million.

Gross profit increased $2.4 million or 7.5% to $34.9 million from $32.5 million a year ago. As a percentage of sales, gross profit increased to 29.4% from 28.5%. In the domestic rice business, gross profit increased by $2.3 million and, as a percentage of sales, to 34.5% from 33.7% primarily as a result of increased unit volume sales and lower rice costs. In Central America gross profit increased $0.4 million or 6.1% to $6.5 million as a result of higher sales. Gross profit as a percentage of sales in Central America remained even with last year at 32.1%. In Europe, gross profit declined by $0.2 million or 7.5%. Increased competition in the ethnic rice market reduced retail prices and the accompanying gross profit.

Advertising, selling and warehousing expenses increased by $1.9 million to $21.3 million from $19.4 million in the same period last year. The increase in this expense category came primarily in the media advertising and promotional programs in the domestic rice business and was due to competitive market activity in the prepared mix category.

Income from operations increased $0.3 million or 4.0% to $8.5 million from $8.2 million in the same period last year. As a percentage of sales, operating income remained at 7.2%, the same as in the prior period. The increase in operating income was principally due to improved results in domestic rice operations. Operating income increased by $0.6 million or 7.7% to $7.8 million in the domestic rice business due to the increase in gross profit discussed above partially offset by higher advertising, selling and warehousing expenses. In Central America, operating income was even with last year at $2.4 million. The increase in gross profit of $0.4 million was offset by $0.4 million in higher advertising, selling and warehousing expenses related to expanding distribution. Operating income for European operations decreased by $0.3 million. In addition to the lower gross profit discussed previously, administrative and general expenses increased by $0.1 million.

Total other income increased $0.5 million. Gains from the sale of marketable securities increased $0.6 million while equity in earnings of unconsolidated affiliates increased by $0.1 million and net interest income decreased by $0.3 million. Miscellaneous other expenses declined by $0.1 million.

The effective tax rate of 30% increased from 28% in the same period last year. In the prior year, the Company benefited from investment tax credits applicable to its Central American operations. The rate in the current year is below the statutory rate primarily due to energy tax credits related to the cogeneration operations.

Net income for the current quarter was $6.3 million compared to $5.9 million for the same quarter last year and diluted earnings per share were $0.42, up from $0.37.

         NINE MONTHS ENDED MARCH 28, 1999 COMPARED TO NINE MONTHS ENDED
                                 MARCH 29, 1998

Sales increased $4.7 million or 1.4% to $348.3 million in the nine-month period ended March 28, 1999 versus $343.6 million for the same period of the previous year. Domestic sales increased by $6.0 million or 2.9% to $216.8 million while sales from international operations decreased by $1.3 million to $131.5 million. Increased volumes added $15.4 million to sales while a combination of price and sales mix decreased sales by $5.0 million. Unfavorable currency translation reduced sales by $5.7 million. In the domestic rice business, sales in the retail category increased by $3.0 million or 2.0% primarily due to higher unit volume sales of regular rice products. Unit volume sales of regular rice products increased by 6.2%. Of the total $3.0 million increase in sales in the retail category, higher volumes increased sales $4.2 million and a combination of product mix and selling price reduced sales $1.2 million. In the non-retail category that includes regular rice sales to the foodservice, industrial and export sectors, sales increased by $2.5 million. Increased volumes accounted for $6.1 million and lower pricing and product mix reduced sales $3.6 million. Sales from the Company's energy cogeneration joint venture increased by $0.5 million due to higher volumes. Sales by the Company's Central American operations increased $3.4 million or 5.8% to $61.8 million. Increased sales volumes in both cookie and cracker products and fruit nectar and juice products added $5.5 million to sales. Higher prices added $3.8 million to sales and unfavorable currency translation reduced sales by $5.9 million. Sales by the Company's European operations decreased $4.7 million or 6.3% to $69.7 million. Lower volumes decreased sales by $1.6 million. Lower prices due to more competitive markets reduced sales by $3.3 million and favorable foreign currency exchange increased sales $0.2 million.

Gross profit increased by $3.8 million or 3.9% to $100.6 million in the nine-month period from $96.8 million in the same period of the previous year. As a percentage of sales, gross profit increased to 28.9% of sales in the current period versus 28.2% of sales last year. Of the total $3.8 million increase in gross profit, $2.9 million came from domestic operations and $0.9 million came from international operations. Domestic gross profit increased primarily due to increased unit volumes and lower rice costs. In Central America, gross profit increased by $1.3 million due to the increased sales and improved margins on cookies and crackers. As a percentage of sales, gross profit in Central America increased to 32.2% from 31.8%. Gross profit decreased by $0.4 million in Europe due to lower sales and competitive conditions in the ethnic rice market.

Advertising, selling and warehousing expenses increased by $1.7 million to $61.4 million from $59.7 million in the same period last year. The increase in this expense category came primarily in the media advertising and promotional programs in the domestic rice business due to competitive market activity in the prepared mix category and in Central America due to higher costs associated with expanding and improving the distribution system in the region.

Administrative and general expenses increased by $0.8 million or 4.9% to $15.7 million primarily due to increased spending related to conversion of the Company's computer systems to accommodate the year 2000.

Income from operations increased by 5.9% to $23.5 million from $22.2 million last year. As a percentage of sales, operating income increased to 6.8% from 6.5%. In the domestic rice business, operating income increased $1.9 million or 10.2% to $20.7 million. This increase was due to $2.8 million in higher gross profit partially offset by an increase of $0.8 million in advertising, selling and warehousing expenses connected with the increased competitive activity in the prepared rice mix category. In Central America operating income was about even with the prior year at $7.9 million. Increased advertising, selling and warehousing expenses related to expanding and improving distribution in the region offset the increase in gross profit in Central America of $1.3 million. In Europe, operating profit declined $0.2 million or 9.5% as a result of the lower sales volumes. Corporate administrative and general expenses increased by $0.3 million primarily due to spending related to preparing the Company's computer systems for the year 2000.

Total other income increased $0.7 million to $2.1 million from $1.4 million in the prior year. Net interest income was $0.1 million lower in the current year primarily due to increased open market purchases of the Company's common stock under its announced repurchase program. Equity in earnings of unconsolidated affiliates decreased by $0.4 million to $0.6 million. Gains from the sale of marketable securities increased by $0.1 million to $1.2 million from $1.1 million in the same period last year. Other miscellaneous income increased by $1.1 million primarily due to the settlement of litigation.

Tax expense increased $0.5 million to $7.7 million in the current year. The effective tax rate was 30.1% in the current period as compared to 30.4% in the same period last year. The rate in the current year is below the statutory rate primarily due to energy tax credits related to the energy cogeneration operations. In the prior year the rate was below the statutory rate due to investment tax credits in Central America and a lesser amount of energy cogeneration tax credits.

Net income for the nine-month period was $17.7 million up 9.6% compared to $16.2 million for the comparable period last year. Diluted earnings per share were $1.16 versus $1.02 last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $13.5 million for the nine months ended March 28, 1999, which was a decrease of $8.5 million from the same period last year. The decrease in cash provided by operations was due to the increase in net working capital requirements of $7.8 million and in other assets of $2.2 million and the decrease in deferred taxes of $1.3 million. This was partially offset by the increase in net income of $1.5 million and the increase in depreciation and amortization charges of $1.0 million. The change in other assets is primarily due to a $1.3 million decline in dividends from an equity investment.

Cash used in investing activities increased to $6.2 million from $5.2 million in the same period in the prior year. Purchases of property, plant and equipment totaled $6.6 million, which was $0.8 million less than purchases in the same period last year. Cash outflows related to amounts due to affiliates were $1.0 million during the period compared to cash inflows of $0.9 million in the prior year. Proceeds from the sale of marketable securities increased by $0.1 million.

Cash used in financing activities totaled $14.1 million in the nine months ended March 28, 1999, which was $3.6 million more than last year. During this period the Company repurchased 0.8 million shares of its common stock paying $16.1 million. In the prior year the Company repurchased 81.7 thousand shares at a cost of $1.7 million. In the current period $7.0 million was provided by additional net borrowings whereas in the prior year $4.5 million was used to repay debt. Dividend payments in the period ended March 28, 1999 were $5.3 million, up from $4.9 million paid in the same period last year.

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

EURO CONVERSION

The Company operates in Europe through a subsidiary and two joint ventures in the United Kingdom and Belgium. On January 1, 1999 many of the member countries of the European Union established fixed conversion rates between the existing sovereign currencies and the euro. At this time, the United Kingdom is not participating in this change. However, the Company's European operations do conduct business in certain of the participating member countries. The Company has taken the necessary steps to accommodate this change and does not believe the euro conversion will have a significant impact on its operations.

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

                          PART II.  OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 15, Letters from Arthur Andersen LLP dated April 20, 1999, regarding unaudited financial statements.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     RIVIANA FOODS INC.


Dated: May 5, 1999                   By:/s/E. WAYNE RAY, JR.
                                        E. Wayne Ray, Jr.
                                        Vice President, Chief Financial Officer
                                        and Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                      SEQUENTIAL
NO.                               DESCRIPTION                        PAGE NUMBER

15    Letters from Arthur Andersen LLP dated April 20, 1999, regarding       14
      unaudited financial statements