Form 10-K
period 1999-06-27
RIVIANA FOODS INC /DE/
filed 1999-09-21
CIK 934650

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 27, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 2, 1999 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $125,171,000.

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at August 31, 1999 was 14,608,594.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held October 20, 1999 (the "Proxy Statement")
are incorporated by reference into Part III, Items 10, 11, 12 and 13.
================================================================================

                                     PART I

ITEM 1.  BUSINESS.

     Riviana Foods Inc. ("Riviana", the "Company", or the "Registrant") was incorporated on January 31, 1986. The Company's predecessors date back to 1911 when Frank A. Godchaux began the amalgamation of 25 rice mills in southwest Louisiana.

     Riviana processes, markets and distributes rice products in the United States, cookies, crackers, fruit juices, nectars and drinks, and processed fruits and vegetables in Central America, and rice and other food products in Europe. For fiscal 1999, the Company's domestic operations accounted for approximately 62% and 69% of net sales and operating income before general corporate expenses, respectively, and international operations accounted for approximately 38% and 31% of net sales and operating income before general corporate expenses, respectively.

     Riviana's domestic operations consist primarily of sales of retail branded and private-label rice products, sales of rice products to retail food service chains, sales of rice and rice by-products to major food processors and other industrial users and exports of branded and value-added rice products to Puerto Rico and a number of international markets. Sales of retail branded and private-label rice products represent the most significant component of the Company's domestic operations, accounting for approximately 45% of the Company's total net sales during fiscal 1999.

     By volume, Riviana is the largest seller of retail branded and private-label rice products in the United States, offering a variety of products in each of the retail rice industry's four categories: dried rice (milled white and parboiled rice), instant rice (rice that cooks in 10 minutes or less), prepared rice (specialty mixes) and brown rice.

     The Company's domestic sales by hundredweight ("cwt") of retail rice products have grown at a compound annual rate of 5% from fiscal 1995 to 1999. The Company believes its consistent growth has resulted from its longstanding national presence and reputation for quality, and its ability to develop and market easy-to-prepare, value-added instant and specialty mix products. Sales of instant and specialty mixes have increased at a compound annual rate of 3% from fiscal 1995 to 1999.

     The Company markets its branded products under a number of nationally recognized brand names including:

             MAHATMA(R) -- the best selling brand in the U.S. for ten years.

             SUCCESS(R) -- the leading brand of instant boil-in-bag rice and the second leading brand of instant rice in the U.S.

             CAROLINA(R) -- one of the top leading brands of packaged long grain rice in the northeastern and mid-Atlantic U.S.

             WATERMAID(R) -- the leading brand of medium grain rice in the south and southeastern U.S.

             RIVERT(R) -- the top-selling brand of packaged medium grain rice in several northeastern and mid-Atlantic U.S. markets.

     Riviana also markets a variety of easy-to-prepare, flavored rice mixes under the MahatmaT, CarolinaT and SuccessT brand names, including MahatmaT brand Yellow Rice, Red Beans & Rice, Spanish Rice, Black Beans & Rice, Spicy Yellow Rice, Nacho Cheese Rice and Beef Rice, CarolinaT brand Yellow Rice, Black Beans & Rice, Pilaf Rice, Chicken Rice and Spanish Rice, and SuccessT brand Brown & Wild Rice, Broccoli & Cheese Rice, Red Beans & Rice and Grilled Chicken & Broccoli Rice.

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

     Riviana exports brand name and value-added rice products to Puerto Rico and a number of foreign countries. The Company's Puerto Rican brands, El MagoT, Sello RojoT and MahatmaT, represent approximately 20% of the total Puerto Rican retail rice market, where per capita rice consumption is approximately five times the United States level. The Company also exports brand-name and private-label rice products to Canada, Mexico and countries in the Caribbean, Europe, Africa and the Middle East.

     In Central America, the Company operates as one of the largest manufacturers of cookies and crackers and processors of fruits and vegetables through Pozuelo, S.A. ("Pozuelo") in Costa Rica and Alimentos Kern de
Guatemala, S.A. ("Kern"). In cookies and crackers, Costa Rica is the largest market, followed by Guatemala and El Salvador. The Company has committed significant resources to the manufacturing of cookies and crackers in the past five years to modernize its facilities and convert them into a modern, efficient baking operation. The principal brands are Riviana PozueloT soda crackers and saltines, BokitasT oil sprayed crackers, FamiliaT assortments of sweet biscuits, and ChikyT, which is a chocolate-enrobed sweet biscuit. In processed fruits and vegetables, the Company produces a wide variety of products, including fruit nectars and juices, fruit drinks, tomato products (sauces, ketchup and paste), canned vegetables and refried beans under the Kern'sT, DucalT, Fun-CT and KoolfrutT brands. These products are sold principally in Central America with the largest markets being Guatemala, Costa Rica and El Salvador. Exports, including refried beans exported to the United States, represent a growing part of the Central American business. Many of the Company's brand name products are market leaders in Central America in their respective categories.

     Sales in Central America, expressed in dollars, have grown at a compound rate of 4% from fiscal 1995 to 1999. The Central American segment accounted for approximately 18% of net sales and 24% of operating income before general corporate expenses in fiscal 1999.

     The Company's Belgian subsidiary, N & C Boost N.V. ("N&C"), competes in the continental European rice market through its management of Boost Distribution C.V. ("Boost"). Boost is accounted for as an unconsolidated affiliate and is jointly owned by N&C and Arrocerias Herba, S.A., a major European rice miller and marketer. Boost buys parboiled and regular brown rice in bulk, which it then mills, packages and markets under its own and private-label brand names and in bulk. Boost markets its own brand name, BostoT, which is the leading brand of consumer packaged rice in Belgium. Boost's BossT brand canned cream rice is the leading canned creamed rice in Belgium. Boost also distributes bulk and private-label packaged rice to major retailers in Europe. The Boost joint ownership agreement provides that each party has certain rights to buy the other's interest or require the other to buy its interest. N&C also owns a one-third interest in Herto N.V., a major European rice cake manufacturer.

     Stevens & Brotherton Ltd. ("S&B"), the Company's United Kingdom subsidiary, is a distribution company that distributes a variety of brand name and private-label products including rice, and canned fruits, vegetables, meats to retail, wholesale, food service and industrial customers in the United Kingdom. S&B also sells branded dried fruits and nuts from Sun-Diamond Growers of California and Welch's Concord grape juice. The products distributed by S&B are all produced by other manufacturers and generate a lower gross profit margin than other Riviana operations.

     The Company's European operations accounted for approximately 20% of net sales and 7% of operating income before general corporate expenses in fiscal 1999.

     Financial segment information by geographic area for the most recent three fiscal years is set forth in Item 8, Note 12, "Segment information."

     The Company is exposed to certain political, economic and other risks inherent in doing business abroad, including exposure to currency exchange rate fluctuations, currency exchange restrictions, potentially unfavorable changes in tax or other laws, partial or total expropriation, and the risks of war, terrorism and other civil disturbances. Additional information related to this matter is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's strategies for minimizing the effect of currency rate fluctuations are to borrow in local currencies, denominate accounts receivable in local currencies and hedge certain short-term foreign product procurement commitments with specific currency exchange contracts. Currency rate fluctuations have not materially impacted the historical results of operations. The functional currencies of the Company's foreign subsidiaries are the local currency of each subsidiary.

     The Company has a large customer base that includes retail supermarket chains, wholesalers, industrial ingredient users, restaurant chains, breweries and other food processors. No customer, domestic or international, accounted for more than 5% of the Company's consolidated revenues in fiscal 1999.

     In the United States, the Company supports its branded business primarily with regional media advertising and trade and consumer promotions, including significant coupon and product tie-in programs. These programs are coordinated by Company marketing and sales departments through nine regional managers and a national network of food brokers.

     The Company's sales of retail rice products are executed on a purchase order basis although the Company does have a limited number of contracts under which it supplies rice products to industrial and international customers on a defined term basis. The Company's sales of retail rice products are conducted through independent food brokers, who are coordinated by the Company's regional sales managers. Products are distributed through a nationwide network of Company and public warehouses.

     The Company buys rough rice from a variety of farm sources, primarily in Arkansas and Louisiana. No single source accounts for more than 10% of rough rice purchases. In addition to milling rice in its own facilities, the Company purchases significant amounts of rice milled to the Company's specifications from a number of the leading rice milling companies in the United States. In fiscal 1999, 90% of the Company's milled rice purchases were from three suppliers. The Company believes adequate alternative sources of supply are readily available.

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

     As of August 27, 1999, the Company employed approximately 2,767 employees, 22% of whom were covered by collective bargaining agreements. In Houston, Texas, the Company is a party to collective bargaining agreements with General Drivers, Warehousemen and Helpers Teamsters Local Union No. 968, covering a total of 235 employees. In Memphis, Tennessee, the Company is a party to a collective bargaining agreement with Teamsters Local Union No. 1196 covering 98 employees. In Guatemala, Kern is a party to a collective bargaining agreement with a local union covering 281 employees. The Company believes its labor relations are good.

ITEM 2.  PROPERTIES.

     The following table lists the Company's principal properties, all of which are owned unless otherwise indicated.

                       LOCATION                                NATURE OF FACILITY             SQUARE FOOTAGE
                       --------                                ------------------             ---------------
Houston, Texas........................................ Processing, packaging, technical           170,600
                                                        center, warehouse
Houston, Texas(1)..................................... Corporate headquarters                      52,100
Abbeville, Louisiana.................................. Processing, packaging, warehouse           137,200
Memphis, Tennessee.................................... Packaging, warehouse                        99,700
Carlisle, Arkansas.................................... Processing                                  70,500
Jonesboro, Arkansas(1)................................ Operations, gasification, storage for        6,000
                                                        rice hulls
Stuttgart, Arkansas(1)................................ Operations, gasification, storage for       36,705
                                                        rice hulls
Edison, New Jersey(1)................................. Warehouse                                   99,902
Orpington, England(1)................................. Trading office                              11,100
Bristol, England(2)................................... Distribution                               210,000
San Jose, Costa Rica.................................. Production, packaging, warehouse           257,000
Guatemala City, Guatemala............................. Production, packaging, warehouse           267,000

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended June 27, 1999, no matter was submitted to a vote of the stockholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth in Item 8 in Note 10, "Capital stock", and in Note 13, "Selected quarterly financial data (unaudited)."

     On August 19, 1999, the Board of Directors declared a quarterly cash dividend of $0.125 per common share payable October 12, 1999 to stockholders of record on September 7, 1999.

     The Company has a continuing stock repurchase program. The program authorizes the repurchase of up to 2,000,000 shares of the Company's common stock from time to time. As of August 31, 1999 the Company had repurchased 1,400,500 shares. The Company expects to finance any future repurchases from working capital, unused short-term credit lines and cash flow from operations.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table represents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1995 through 1999. All amounts are in thousands except per share data.

                                          1999        1998        1997        1996        1995
                                       ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:
     Net sales.......................  $  462,761  $  454,012  $  460,183  $  440,492  $  427,229
     Net income......................      24,255      22,590      20,025      18,342      14,931
     Earnings per share:
          Basic......................        1.62        1.44        1.27        1.16        0.96
          Diluted....................        1.60        1.42        1.26        1.15        0.96
BALANCE SHEET DATA (AT END OF YEAR):
     Total assets....................  $  200,204  $  205,328  $  191,889  $  182,504  $  175,683
     Short-term debt and Current
       maturities of long-term
       debt..........................       1,973       2,705       6,874      13,031      13,276
     Long-term debt, net of current
       maturities....................       1,390       1,861       2,619       3,644       2,372
     Total debt......................       3,363       4,566       9,493      16,675      15,648
     Stockholders' equity............     130,377     137,744     127,076     116,506     106,795
     Dividends paid per share........        0.47        0.42        0.38      0.3466      0.2499

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

     The Company operates in various foreign countries and is therefore subject to currency fluctuations. Changes in the value of the United States dollar against these currencies will affect the Company's results of operations and financial position. When the United States dollar strengthens compared to other local currencies, the operating results of the Company's foreign units translate into fewer United States dollars, thus decreasing the revenues and expenses of the Company on a consolidated basis. If the United States dollar weakens against the other relevant currencies, the opposite occurs. The Company's foreign units attempt to minimize the effects of currency risk by borrowing externally in the local currency and by hedging their purchases made in foreign currencies when that option is available. As a matter of policy, the Company does not engage in currency speculation. Changes in exchange rates historically have not materially impacted the Company's net sales, costs or business practices and management expects this to continue.

     Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the Company's results of operations or financial position for the three years ended June 27, 1999. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations or financial position of the Company's units located in that region because the Company has generally been able to pass on cost increases to its customers.

     The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

FISCAL 1999 COMPARED TO FISCAL 1998

     For the fiscal year ended June 27, 1999, sales increased $8.8 million or 1.9% to $462.8 million from $454.0 million for the previous fiscal year. Domestic sales increased by $9.1 million or 3.2% to $288.1 million while sales from international operations decreased by $0.3 million to $174.7 million. Increased volumes added $21.7 million to sales and the combined effect of price and sales mix decreased sales by $3.8 million. Unfavorable currency translation reduced sales a further $9.1 million. In the domestic rice business sales of $284.7 million increased $8.6 million or 3.1% from the prior year sales of $276.1 million. In the retail sector, sales increased by $4.2 million or 2.0% to $208.1 million in fiscal 1999 from $203.9 million in the prior year primarily due to increased volumes in regular rice products. Within the retail sector, sales of regular rice increased by $4.6 million or 4.6% due primarily to a unit volume increase of 6.3% that added $6.4 million to sales while the product mix decreased sales by $1.8 million. Sales of value-added products decreased by $1.2 million or 1.3% due primarily to competitive market conditions in the prepared rice mix category. Sales of brown rice increased over the prior year by $0.7 million due to a 5.9% increase in unit volumes. In the non-retail sector, sales increased $4.4 million or 6.1%. Sales increased $0.7 million or 8.8% in the foodservice sector with increased volumes adding $1.5 million and a change in the product mix reducing sales by $0.8 million. The industrial sector recorded a 19.2% increase in unit volumes and a $2.1 million or 18.5% increase in sales. In the lower margin export/commodity sector, sales increased by $2.2 million or 4.5%. Increased volumes added $3.6 million in sales and a combination of price and product mix decreased sales $1.4 million. Lower selling prices for rice byproducts reduced sales by $1.1 million while higher volumes increased sales by $0.4 million. Sales from the Company's energy cogeneration joint venture increased by $0.5 million due to higher volumes of $0.4 million and higher prices of $0.1 million. Sales in Central America increased $4.9 million or 6.4% to $81.2 million compared to $76.3 million in the prior year. Higher volumes were recorded in both fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $7.5 million. Higher prices increased sales by $5.9 million and unfavorable currency translation reduced sales by $8.5 million. In Europe, sales declined by $5.2 million or 5.2% to $93.5 million from $98.7 million last year. Lower unit volumes decreased sales by $0.9 million as the Company continued to eliminate sales of certain lower margin products. A combination of price and product mix reduced sales by $3.7 million and unfavorable currency translation decreased sales by $0.6 million.

     Gross profit increased by $5.3 million or 4.1% to $134.4 million from $129.1 million a year ago and increased as a percentage of sales to 29.0% from 28.4% due to higher percentage margins in the domestic rice and European segments of the business. In the domestic rice business gross profit increased $4.2 million or 4.4% to $98.2 million from $94.0 million in the same period last year. Gross profit increased primarily as a result of the increased sales volumes and lower rice costs. In the domestic rice business, gross profit as a percentage of sales increased to 34.5% from 34.1%. The domestic energy cogeneration operations increased gross profit to $0.1 million from a break-even position in the prior year. The improved gross profit contribution resulted from increased sales. Gross profit in Central America improved by $1.3 million or 5.5% to $26.0 million, but declined as a percentage of sales to 32.0% from 32.3% in the prior year. The increase in gross profit was directly related to the sales increase and the decline as a percentage of sales was due to a larger portion of sales being made in export markets which carry a lower margin. In Europe gross profit decreased by $0.3 million or 3.1% to $10.1 million and increased as a percentage of sales to 10.8% from 10.6% last year. The decrease in gross profit was due to lower sales volumes and the increase in gross profit as a percentage of sales was due to the product mix.

     Operating income increased $1.5 million or 5.0% to $32.4 million from $30.9 million in the same period last year. As a percentage of sales, operating income increased to 7.0% from 6.8% in the prior period. The increase in operating income was principally due to improved results in the domestic rice business. Operating income in the domestic rice business increased by $2.4 million or 9.1% to $28.7 million. The increase in operating profit resulted from the $4.2 million improvement in gross profit as discussed above offset by $1.7 million in higher advertising, selling and warehousing expenses which were primarily higher promotional spending in the prepared rice mix category due to competitive market conditions. In Central America, operating income declined $0.3 million or 2.9% to $10.2 million. Increased advertising, selling and warehousing expenses of $1.3 million offset the increase in gross profit of $1.3 million and administrative expenses were $0.3 million higher. The increase in these expenses was related to expanded regional distribution. Operating income in Europe declined $0.3 million or 9.6% to $3.0 million. This decline was directly related to the decrease in gross profit.

     Other income of $2.8 million increased by $0.8 million from the prior year. Net interest income of $0.3 million for the current period declined $0.1 million from the prior period. Equity in the earnings of unconsolidated affiliates of $1.1 million was $0.2 million lower than the same period last year due principally to a reduction in sales to Russia by the Company's Belgian affiliate. Other miscellaneous income increased by $1.0 million primarily due to the settlement of litigation.

     Income tax expense of $10.6 million reflected an increase of $0.6 million from the same period last year and the effective rate decreased slightly to 30.1% from 30.2%. This decrease in the rate reflected higher energy tax credits related to the Company's cogeneration joint venture.

     Net income for the current year increased $1.7 million or 7.4% to $24.3 million from $22.6 million in the prior fiscal year. Diluted earnings per share were $1.60, up from $1.42 in the prior period.

FISCAL 1998 COMPARED TO FISCAL 1997

     For the fiscal year ended June 28, 1998, sales declined $6.2 million or 1.3% to $454.0 million from $460.2 million for the previous fiscal year. In the prior year, the Company entered into a joint venture with a major rice milling company in Arkansas, which began operations in the fourth quarter of the prior year. The joint venture is involved in the cogeneration of steam and electricity using rice hulls as fuel. This unit added $2.2 million to sales in fiscal 1998 reflecting a full year's operation compared to only one quarter in the prior year. Excluding the effect of the cogeneration business, sales for the period ended June 28, 1998 declined by $8.4 million or 1.8% to $451.1 million from $459.5 in fiscal 1997. Increased volumes added $2.5 million to sales while a combination of price and product mix reduced sales by $7.6 million and unfavorable currency translation reduced sales a further $3.3 million. In the domestic rice business sales of $276.1 million decreased $0.2 million or 0.1% from the prior year sales of $276.3 million. Despite competitive market conditions and declining total-market category sales, the Company's retail sector sales increased by $1.3 million to $203.9 million in fiscal 1998 from $202.6 million in the prior year. Within the retail sector, sales of regular rice increased by $1.5 million or 1.5% due primarily to a unit volume increase of 4.5% that added $2.8 million to sales while the product mix decreased sales by $1.3 million. Sales of value-added products decreased by $0.4 million or 0.4% despite a 1.0% increase in unit volume sales due primarily to competitive market conditions. Sales of brown rice increased over the prior year by $0.2 million due to a 3.5% increase in unit volumes. In the non-retail sector, sales decreased $1.5 million or 2.0%. Sales increased $2.0 million or 33.5% in the foodservice sector with increased volumes adding $3.7 million and a change in the product mix reducing sales by $1.7 million. The industrial sector recorded a 22.7% increase in unit volumes and a $1.5 million or 15.6% increase in sales. In the lower margin export/commodity sector, sales declined by $5.0 million or 8.7%. Lower volumes reduced sales by $3.0 million and a combination of price and product mix decreased sales a further $2.0 million. Sales in Central America increased $1.5 million or 1.9% to $76.3 million compared to $74.8 million in the prior year. Higher volumes were recorded in both fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $2.6 million. Higher prices, particularly in the cookie and cracker product lines, increased sales by $4.1 million and unfavorable currency translation reduced sales by $5.3 million. In Europe, sales declined by $9.7 million or 8.9% to $98.7 million from $108.4 million in the prior year. Lower unit volumes decreased sales by $6.0 million as the Company continued to eliminate sales of certain lower margin products. A combination of price and product mix reduced sales by $5.6 million and favorable currency translation increased sales by $2.0 million.

     Gross profit increased by $3.7 million or 3.0% to $129.0 million from $125.3 million a year ago and increased as a percentage of sales to 28.4% from 27.2% due to higher percentage margins in all segments of the business. In the domestic rice business gross profit increased $0.6 million or 0.7% to $94.0 million from $93.4 million in the same period in the prior year. Gross profit increased primarily as a result of the product mix of sales and reduced rice costs. In the domestic rice business, gross profit as a percentage of sales increased to 34.1% from 33.8%. The domestic energy cogeneration operations essentially broke even at the gross profit level. As anticipated, initial operating costs in the start-up phase were high. Gross profit in Central America improved by $2.3 million or 10.7% to $24.6 million, and also improved as a percentage of sales to 32.3% from 29.7% in the prior year. Gross profit on the sale of cookie and cracker products increased over the prior year due mostly to improved operating efficiencies. Margins in the Company's fruit nectar and juice products were up reflecting improvements in operating efficiencies and increased volumes. In Europe gross profit increased by $0.8 million or 8.7% to $10.4 million and increased as a percentage of sales to 10.6% from 8.9% in the prior year. The increase in gross profit was due to improved margins on the ethnic rice business and the elimination of lower margin products.

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

     Other income of $2.1 million increased by $2.2 million from the prior year when the category reflected a net expense of $0.1 million. Net interest income of $0.4 million for the current period improved by $1.8 million from the prior period's net interest expense of $1.4 million. Improved cash flow and declining international interest rates were the main factors affecting this item. Equity in the earnings of unconsolidated affiliates of $1.4 million was $0.6 million higher than the same period in fiscal 1997. In the prior year, a provision of $0.8 million was made to cover the expected loss on the disposition of an unconsolidated affiliate. Also, gain on the sale of marketable securities was $0.1 million lower than the prior year.

     Income tax expense of $10.0 million reflected an increase of $0.4 million from the same period in the prior year and the effective rate decreased to 30.2% from 31.9%. This decrease in the rate reflected energy tax credits related to the Company's cogeneration joint venture and Central American investment tax credits.

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

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during fiscal 1999. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company's primary sources of liquidity are cash provided by operating activities and external borrowing. A strong working capital position and continued profitable operations are the key factors that allow the Company to generate most of its capital requirements internally.

     The Company's total of cash and marketable securities at June 27, 1999 exceeded total debt by $11.3 million. The ratio of debt to total capitalization (total debt plus stockholders' equity) decreased to

2.5% at the end of fiscal 1999 from 3.2% the previous year. The current ratio decreased to 2.0 in fiscal 1999 from 2.4 at the end of the prior year.

     Consistent with historical results, operations provided a strong, positive cash flow in fiscal 1999, which resulted in net cash provided by operations of $30.8 million. This represented a decrease of $2.0 million from the prior year. Net income increased by $1.7 million or 7.4% to $24.3 million and non-cash depreciation and amortization charges increased by $1.2 million. Based on the Consolidated Statements of Cash Flows which eliminate the effect of fluctuations in foreign currency translation rates, working capital requirements were reduced and cash of $4.5 million was provided compared to the prior year when working capital requirements also decreased and provided cash of $5.7 million. The largest change was in accounts receivable. In fiscal 1999, excluding the effect of exchange rate changes, accounts receivable increased by $3.1 million whereas in the prior year accounts receivable decreased by $1.7 million. Inventories in the current year decreased $1.0 million while in the prior year inventories increased $1.9 million. Accounts payable and accrued liabilities increased by $6.1 million in the current year compared to an increase of $4.6 million in the previous period due primarily to the timing of transactions. For the three year period ended June 27, 1999, net cash provided by operations has exceeded capital expenditures by $48.3 million.

     Cash used in investing activities remained at the same $8.2 million level as last year. Purchases of property, plant and equipment totaled $9.5 million, which was $2.0 million less than the same period last year. Cash outflows related to amounts due to affiliates were $0.7 million compared to cash inflows of $1.2 million in the prior year.

     Cash used in financing activities totaled $27.6 million for the current year which was an increase of $13.4 million over the prior year. During the current period the Company repurchased 1.0 million shares of its common stock paying $20.3 million. In the prior year the Company repurchased 0.2 million shares at a cost of $3.9 million. In the current period, $0.7 million was used to repay net borrowings compared to $4.4 million used to repay net borrowings in the previous year. Dividend payments during the current year were $7.1 million, up $0.5 million from $6.6 million paid last year. Dividends paid per share of common stock increased 11.9% to $0.47 in fiscal 1999.

     The board of directors of the Company has authorized the open-market repurchase, from time to time, of up to 2.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During 1999 the Company spent $20.3 million to repurchase 1.0 million shares at an average price of $19.92 per share. Through the end of fiscal 1999, the Company has repurchased a total of 1.4 million shares and 126 thousand shares have been reissued upon exercise of employee stock options.

     The Company has a $30.0 million domestic, short-term, unsecured revolving credit facility with one bank. Under the terms of this facility, the Company has the option of borrowing at the bank's prime rate or at the Eurodollar rate plus 3/8%. At June 27, 1999, the Company had no loans and $1.6 million in letters of credit outstanding under this credit facility. This facility will expire in fiscal 2000 and the Company expects to renew the facility for another one-year period. The agreement contains limited financial covenants and the Company is currently in compliance with all of these covenants.

     The Company's international operations are financed internally or through borrowings in local currency without the benefit of parent Company guarantees. The Company's foreign subsidiaries have a total of $15.0 million in short-term credit lines from local sources and at June 27, 1999 the subsidiaries have borrowed a total of $1.0 million.

     The Company holds a portfolio of marketable securities with a market value of $3.4 million at June 27, 1999, which is available to provide additional liquidity.

     The Company believes that the combination of its working capital, unused and available short-term credit lines and cash flow from operations will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in rice costs, packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes rough rice futures contracts, packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. At June 27, 1999, the Company had outstanding futures contracts to purchase $8.1 million of rough rice, swap contracts relating to the purchase of $1.4 million of packaging material and had established bank lines available to purchase forward currency exchange contracts in the amount of $41.7 million of which $10.4 million was outstanding. Gains and losses deferred in these instruments at June 27, 1999, were $0.2 million and $1.7 million, respectively. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

     The information below presents the Company's rough rice futures positions outstanding as of June 27, 1999. All other derivative financial instruments are not material as of June 27, 1999.

                                        EXPECTED MATURITY
                                           FISCAL 2000
                                        -----------------
Futures contracts (long positions):
     Contract volumes (cwt)..........        1,020,000
     Weighted average contract price
       (per cwt).....................      $      7.99
     Contract amount.................      $ 8,147,772
     Weighted average fair value (per
       cwt)..........................      $      6.45
     Fair value......................      $ 6,581,400

IMPACT OF THE YEAR 2000 ISSUE

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive data by the Company's computerized information systems. The year 2000 is critical to these systems as many computer programs are written using two digits rather than four to define the applicable year. As a result, any of the Company's computer applications that have date-sensitive programs may recognize a date using "00"as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions including but not limited to a temporary inability to process transactions, issue invoices, communicate with customers and financial institutions and update internal accounting systems. If not corrected, such disruptions could have a significant impact on the Company's operations.

     The Company has initiated a Company-wide program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through modification of some existing programs and the replacement of other programs with new programs that are already year 2000 compliant. The Company will utilize both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. The Company plans to complete the year 2000 conversion project by September 30, 1999. The total project costs are presently estimated not to exceed $1.0 million and will be expensed as incurred, unless new software is purchased in which case costs will be capitalized.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                        PAGE
                                        ----
Consolidated Financial Statements:
     Consolidated Balance Sheets as
      of June 27, 1999, and June 28,
      1998...........................    13
     Consolidated Statements of
      Income for the fiscal years
      ended June 27, 1999,
       June 28, 1998, and June 29,
      1997...........................    14
     Consolidated Statements of
      Capital Accounts and Retained
      Earnings for the fiscal years
      ended June 27, 1999, June 28,
      1998, and June 29, 1997........    15
     Consolidated Statements of
      Comprehensive Income and
      Accumulated Other
       Comprehensive Income for the
      fiscal years ended June 27,
      1999,
       June 28, 1998, and June 29,
      1997...........................    15
     Consolidated Statements of Cash
      Flows for the fiscal years
      ended June 27, 1999,
       June 28, 1998, and June 29,
      1997...........................    16
     Notes to Consolidated Financial
      Statements.....................    17
     Report of Independent Public
      Accountants....................    31

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        JUNE 27, 1999     JUNE 28, 1998
                                        --------------    --------------
               ASSETS
CURRENT ASSETS:
     Cash............................         $  5,605          $  7,609
     Cash equivalents................            5,729             9,588
     Marketable securities...........            3,366             4,328
     Accounts receivable, less
      allowance for doubtful accounts
      of
       $1,386 and $1,265.............           42,079            40,514
     Inventories.....................           46,570            49,566
     Prepaid expenses................            2,247             2,008
                                        --------------    --------------
          Total current assets.......          105,596           113,613
PROPERTY, PLANT AND EQUIPMENT:
     Land............................            3,504             3,530
     Buildings.......................           26,853            25,271
     Machinery and equipment.........           91,557            87,668
                                        --------------    --------------
          Property, plant and
              equipment, gross.......          121,914           116,469
     Less accumulated depreciation...          (44,579)          (41,241)
                                        --------------    --------------
          Property, plant and
              equipment, net.........           77,335            75,228
INVESTMENTS IN UNCONSOLIDATED
  AFFILIATES.........................            9,958            10,130
OTHER ASSETS.........................            7,315             6,357
                                        --------------    --------------
          Total assets...............         $200,204          $205,328
                                        ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term debt.................         $    970          $  1,280
     Current maturities of long-term
     debt............................            1,003             1,425
     Accounts payable................           24,893            23,988
     Accrued liabilities.............           18,870            14,894
     Income taxes payable............            6,938             6,255
                                         --------------    --------------
          Total current
        liabilities..................           52,674            47,842
LONG-TERM DEBT, net of current
maturities...........................            1,390             1,861
DUE TO AFFILIATES....................              506             1,347
DEFERRED INCOME TAXES................            5,809             6,805
OTHER NONCURRENT LIABILITIES.........            2,964             3,246
COMMITMENTS AND CONTINGENCIES........
MINORITY INTERESTS...................            6,484             6,483
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par, 5,000
      shares authorized, none
      issued.........................
     Common stock, $1 par, 24,000
      shares authorized, 15,883
      issued.........................           15,883            15,883
     Paid-in capital.................            6,519             6,455
     Retained earnings...............          142,424           125,503
     Accumulated other comprehensive
      income.........................           (9,606)           (4,964)
     Treasury stock, at cost, 1,237
      and 254 shares.................          (24,843)           (5,133)
                                        --------------    --------------
          Total stockholders'
        equity.......................          130,377           137,744
                                        --------------    --------------
          Total liabilities and
        stockholders' equity.........         $200,204          $205,328
                                        ==============    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEARS ENDED
                                        -----------------------------------------------
                                        JUNE 27, 1999    JUNE 28, 1998    JUNE 29, 1997
                                        -------------    -------------    -------------
NET SALES............................       $ 462,761        $ 454,012        $ 460,183
COST OF SALES........................         328,395          324,919          334,837
                                        -------------    -------------    -------------
     Gross profit....................         134,366          129,093          125,346
                                        -------------    -------------    -------------
COSTS AND EXPENSES:
     Advertising, selling and
       warehousing...................          81,184           78,199           75,879
     Administrative and general......          20,772           20,026           19,413
                                        -------------    -------------    -------------
          Total costs and expenses...         101,956           98,225           95,292
                                        -------------    -------------    -------------
          Income from operations.....          32,410           30,868           30,054
OTHER INCOME (EXPENSE):
     Gain on sale of marketable
       securities....................           1,613            1,584            1,676
     Interest income.................           1,388            1,061              587
     Interest expense................          (1,039)            (619)          (2,002)
     Equity in earnings of
       unconsolidated affiliates.....           1,142            1,363              796
     Other expense, net..............            (291)          (1,324)          (1,189)
                                        -------------    -------------    -------------
          Total other income
             (expense)...............           2,813            2,065             (132)
                                        -------------    -------------    -------------
          Income before income taxes
             and minority
             interests...............          35,223           32,933           29,922
INCOME TAX EXPENSE...................          10,592            9,956            9,559
MINORITY INTERESTS IN EARNINGS OF
  CONSOLIDATED SUBSIDIARIES..........             376              387              338
                                        -------------    -------------    -------------
     NET INCOME......................       $  24,255        $  22,590        $  20,025
                                        =============    =============    =============
Earnings per share:
     Basic...........................       $    1.62        $    1.44        $    1.27
     Diluted.........................            1.60             1.42             1.26
Weighted average common shares
  outstanding:
     Basic...........................          14,987           15,727           15,814
     Diluted.........................          15,187           15,936           15,919

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          COMMON STOCK                                   TREASURY STOCK
                                       -------------------    PAID-IN     RETAINED     -------------------
                                        SHARES     AMOUNT     CAPITAL     EARNINGS     SHARES      AMOUNT      TOTAL
                                       ---------   -------    --------    ---------    -------    --------   ---------
BALANCE, June 30, 1996...............     15,883   $15,883     $6,067     $  96,036       (16 )   $   (208)  $ 117,778
    Net income.......................                                        20,025                             20,025
    Sales of common stock............                                           (47)       23          323         276
    Dividends declared ($.39 per
      share).........................                                        (6,163)                            (6,163)
    Repurchases of common stock......                                                    (137 )     (2,202)     (2,202)
    Collection of employee discount
      on stock.......................                             117                                              117
    Tax credit for disqualifying
      dispositions of stock..........                              31                                               31
                                       ---------   -------    --------    ---------    -------    --------   ---------
BALANCE, June 29, 1997...............     15,883   15,883       6,215       109,851      (130 )     (2,087)    129,862
    Net income.......................                                        22,590                             22,590
    Sales of common stock............                                          (181)       55          861         680
    Dividends declared ($.43 per
      share).........................                                        (6,757)                            (6,757)
    Repurchases of common stock......                                                    (179 )     (3,907)     (3,907)
    Collection of employee discount
      on stock.......................                             120                                              120
    Tax credit for disqualifying
      dispositions of stock..........                             120                                              120
                                       ---------   -------    --------    ---------    -------    --------   ---------
BALANCE, June 28, 1998...............     15,883    15,883       6,455      125,503      (254 )     (5,133)    142,708
    Net income.......................                                        24,255                             24,255
    Sales of common stock............                                           (90)       37          601         511
    Dividends declared ($.485 per
      share).........................                                        (7,244)                            (7,244)
    Repurchases of common stock......                                                  (1,020 )    (20,311)    (20,311)
    Collection of employee discount
      on stock.......................                              13                                               13
    Tax credit for disqualifying
      dispositions of stock..........                              51                                               51
                                       ---------   -------    --------    ---------    -------    --------   ---------
BALANCE, June 27, 1999...............     15,883   $15,883     $6,519     $ 142,424    (1,237 )   $(24,843)  $ 139,983
                                       =========   =======    ========    =========    =======    ========   =========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                         UNREALIZED      CUMULATIVE
                                            GAINS          FOREIGN       ACCUMULATED
                                        ON MARKETABLE     CURRENCY          OTHER
                                         SECURITIES,     TRANSLATION    COMPREHENSIVE    COMPREHENSIVE
                                        NET OF TAXES     ADJUSTMENT        INCOME           INCOME
                                        -------------    -----------    -------------    -------------
BALANCE, June 30, 1996...............      $ 2,364        $  (3,636)       $(1,272)
    Net income.......................                                                       $20,025
    Marketable securities, net of
      taxes:
         Realized (gains)............       (1,161)                         (1,161)          (1,161)
         Unrealized gains............        1,070                           1,070            1,070
    Effect of balance sheet
      translations...................                        (1,423)        (1,423)          (1,423)
                                                                                         -------------
COMPREHENSIVE INCOME.................                                                       $18,511
                                                                                         =============
                                        -------------    -----------    -------------
BALANCE, June 29, 1997...............        2,273           (5,059)        (2,786)
    Net income.......................                                                       $22,590
    Marketable securities, net of
      taxes:
         Realized (gains)............       (1,029)                         (1,029)          (1,029)
         Unrealized gains............        1,150                           1,150            1,150
    Effect of balance sheet
      translations...................                        (2,299)        (2,299)          (2,299)
                                                                                         -------------
COMPREHENSIVE INCOME.................                                                       $20,412
                                                                                         =============
                                        -------------    -----------    -------------
BALANCE, June 28, 1998...............        2,394           (7,358)        (4,964)
    Net income.......................                                                       $24,255
    Marketable securities, net of
      taxes:
         Realized (gains)............       (1,058)                         (1,058)          (1,058)
         Unrealized gains............          529                             529              529
    Effect of balance sheet
      translations...................                        (4,113)        (4,113)          (4,113)
                                                                                         -------------
COMPREHENSIVE INCOME.................                                                       $19,613
                                                                                         =============
                                        -------------    -----------    -------------
BALANCE, June 27, 1999...............      $ 1,865        $ (11,471)       ($9,606)
                                        =============    ===========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEARS ENDED
                                        -----------------------------------------------
                                        JUNE 27, 1999    JUNE 28, 1998    JUNE 29, 1997
                                        -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................     $  24,255        $  22,590        $  20,025
     Adjustments to reconcile net
       income to net cash provided by
       operating activities:
          Depreciation and
             amortization............         5,714            4,506            5,228
          Deferred income taxes......          (706)             876             (413)
          Gain on disposition of
             assets..................        (1,564)          (1,567)          (1,566)
          Equity in earnings of
             unconsolidated
             affiliates..............        (1,142)          (1,363)            (796)
          Change in assets and
             liabilities:
               Accounts receivable,
                  net................        (3,097)           1,750             (187)
               Inventories...........           961           (1,920)           5,193
               Prepaid expenses......          (340)             217             (177)
               Other assets..........          (260)           1,560              (18)
               Accounts payable and
                  accrued
                  liabilities........         6,096            4,649           (1,224)
               Income taxes
                  payable............           867              967            1,448
               Other noncurrent
                  liabilities........          (121)             341               67
               Minority interests....            90              142              242
                                        -------------    -------------    -------------
                     Net cash
                       provided by
                       operating
                       activities....        30,753           32,748           27,822
                                        -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and
       equipment.....................        (9,471)         (11,498)         (22,031)
     Proceeds from disposals of
       property, plant and
       equipment.....................           114              157               63
     Investment by joint venture
       partner.......................                             75            4,759
     Proceeds from sale of marketable
       securities....................         1,762            1,727            5,503
     Increase (decrease) in due to
       affiliates....................          (673)           1,208             (707)
     Increase in marketable
       securities....................                            (10)             (95)
     Other...........................            40              166               52
                                        -------------    -------------    -------------
                     Net cash used in
                       investing
                       activities....        (8,228)          (8,175)         (12,456)
                                        -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in short-term debt.....          (138)          (3,574)          (5,903)
     Additions to long-term debt.....         1,443              888              763
     Repayments of long-term debt....        (1,973)          (1,759)          (2,440)
     Dividends paid..................        (7,135)          (6,613)          (6,017)
     Repurchases of common stock.....       (20,311)          (3,907)          (2,202)
     Sales of common stock...........           511              680              276
     Collection of employee discount
       on stock......................            13              120              117
                                        -------------    -------------    -------------
                     Net cash used in
                       financing
                       activities....       (27,590)         (14,165)         (15,406)
                                        -------------    -------------    -------------
EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND CASH EQUIVALENTS..........          (798)            (251)            (310)
                                        -------------    -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................        (5,863)          10,157             (350)
CASH AND CASH EQUIVALENTS, beginning
  of period..........................        17,197            7,040            7,390
                                        -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of
  period.............................     $  11,334        $  17,197        $   7,040
                                        =============    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1)  ORGANIZATION AND NATURE OF BUSINESS:

     Riviana Foods Inc. (Riviana) and subsidiaries (collectively, Company) are primarily engaged in the processing, marketing and distributing of rice and other food products. The Company has rice operations in the United States and in Belgium through unconsolidated affiliates, Boost Distribution C.V. (Boost) and Herto N.V. (Herto), food operations in Guatemala and Costa Rica, Alimentos Kern de Guatemala, S.A. (Kern) and Pozuelo, S.A. (Pozuelo), and a food distribution operation in the United Kingdom, Stevens & Brotherton Ltd. (S&B).

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

     Through unconsolidated affiliates Boost and Herto, the Company processes and sells packaged rice products under the BostoT brand within Belgium, private-label packaged rice products to major retailers in the European Union and both bulk and branded rice products to Eastern Europe and other export markets.

In Central America, Kern produces and markets a wide range of processed fruits and vegetables under the Kern's(R), Ducal(R), Koolfrut(R) and Fun-C(R) brands. Pozuelo produces and markets cookies and crackers under the Riviana PozueloT brand. Both Kern's and Pozuelo's products are sold primarily in Central America with some products under the Ducal(R) and Riviana Pozuelo(R) brands exported to certain United States markets.

     S&B distributes rice under the Phoenix(R) brand and private labels as well as dried fruits, processed meats and other food products to retail, wholesale, food service and industrial customers in the United Kingdom.

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

BALANCE SHEET DATA                      JUNE 27, 1999    JUNE 28, 1998
-------------------------------------   -------------    -------------
Current assets.......................         $32,820          $29,428
Noncurrent assets....................          14,313           14,735
                                        -------------    -------------
          Total assets...............         $47,133          $44,163
                                        =============    =============
Current liabilities..................         $18,995          $14,700
Noncurrent liabilities...............           6,680            7,827
Common equity:
     Riviana.........................           9,958           10,130
     Other...........................          11,500           11,506
                                        -------------    -------------
          Total liabilities and
             equity..................         $47,133          $44,163
                                        =============    =============

INCOME STATEMENT DATA                    1999       1998        1997
-------------------------------------  ---------  ---------  ----------
Net sales............................  $  95,579  $  91,901  $  118,511
Gross profit.........................     13,625     16,265      16,150
Income before income taxes...........      3,281      3,458       4,301
Net income...........................      2,654      2,390       3,037
Equity in earnings of unconsolidated
  affiliates.........................      1,142      1,363         796

  CHANGES IN ACCOUNTING PRINCIPLES

     Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and SFAS No. 123, "Accounting for Stock-Based Compensation". As allowed by SFAS No. 123, the Company elected to continue to account for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, and, accordingly, will recognize no expense for stock options granted, as all option plans require that the option exercise price be equal to the fair value of the common stock at the date of grant. See Note 11 for the pro forma impact of adoption of SFAS No. 123. Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities". Effective December 28, 1997, the Company adopted SFAS No. 128, "Earnings per Share", which revises the manner in which earnings per share is calculated. All per share amounts included herein have been restated accordingly. The effect of adopting these statements had no material impact on the Company's results of operations or financial position.

     Effective June 29, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that net income, as reported, be adjusted by changes in unrealized gains on marketable securities, net of taxes, and cumulative foreign currency translation adjustment. See the accompanying Consolidated Statements of Comprehensive Income and Accumulated Comprehensive Income.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998 and April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". The Company will adopt these pronouncements in the first quarter of 2000 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". The Company will adopt these pronouncements in the first quarter of 2001 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

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

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories were composed of the following:

                                        JUNE 27, 1999     JUNE 28, 1998
                                        --------------    --------------
Raw materials........................      $  8,994          $  9,390
Work in process......................            29                23
Finished goods.......................        31,785            34,007
Packaging supplies...................         5,762             6,146
                                        --------------    --------------
          Total......................      $ 46,570          $ 49,566
                                        ==============    ==============

  PROPERTY, PLANT AND EQUIPMENT

     Land, buildings, machinery and equipment are stated at cost. Depreciation is provided for financial reporting purposes on the straight-line basis over the following estimated useful lives:

Buildings............................      30 to 40 years
Machinery and equipment..............       3 to 15 years

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                         1999       1998       1997
                                       ---------  ---------  ---------
Basic................................     14,987     15,727     15,814
Effect of dilutive stock options.....        200        209        105
                                       ---------  ---------  ---------
Diluted..............................     15,187     15,936     15,919
                                       =========  =========  =========

     In the calculation of the effect of dilutive stock options, 8, 1 and 16 anti-dilutive stock option shares have been excluded for 1999, 1998 and 1997.

  TRANSLATION OF FOREIGN CURRENCIES

     The assets and liabilities of consolidated foreign subsidiaries are translated into United States dollars at exchange rates in effect at the date of the financial statements. Revenues and expenses are translated at the average rates during the reporting periods. Resulting translation gains and losses are accumulated as a separate component of accumulated other comprehensive income in stockholders' equity. Because the Company follows the policy of not providing taxes on unremitted foreign earnings as discussed in Note 6, such translation gains and losses are not tax effected.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments other than derivative financial instruments consist primarily of cash, cash equivalents, trade receivables, trade payables and debt instruments. The Company periodically reviews these instruments for impairment of value and records a provision for any impairment identified. The book values of these instruments are considered to be representative of their respective fair values.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in rice costs, packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes rough rice futures contracts, packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on rates agreed to at the inception of the contracts. At June 27, 1999, the Company had outstanding futures contracts to purchase $8,148 of rough rice, swap contracts relating to the purchase of $1,365 of packaging materials and had established bank lines available to purchase forward exchange contracts in the amount of $41,661, of which $10,369 was outstanding. Gains and losses deferred in outstanding instruments at June 27, 1999, were $220 and $1,712. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                                        JUNE 27, 1999     JUNE 28, 1998
                                        --------------    --------------
Aggregate fair value.................       $3,366            $4,328
Cost basis...........................          496               645
                                        --------------    --------------
     Unrealized net gain before
     taxes...........................        2,870             3,683
Income taxes.........................        1,005             1,289
                                        --------------    --------------
     Unrealized gain, net of taxes...       $1,865            $2,394
                                        ==============    ==============
Unrealized gains.....................       $2,879            $3,699
Unrealized losses....................           (9)              (16)
                                        --------------    --------------
     Unrealized net gain before
     taxes...........................       $2,870            $3,683
                                        ==============    ==============

                                         1999       1998       1997
                                       ---------  ---------  ---------
Proceeds from sales of marketable
  securities.........................  $   1,762  $   1,727  $   5,503
Realized gross gains.................      1,628      1,584      1,681
Realized gross losses................                               (5)


(4)  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:

                                        JUNE 27, 1999    JUNE 28, 1998
                                        -------------    -------------
Payroll, commissions and bonuses.....      $ 9,984          $ 8,111
Coupon redemption and advertising....        1,875            1,557
Taxes, other than income taxes.......        2,222            2,364
Other................................        4,789            2,862
                                        -------------    -------------
     Total...........................      $18,870          $14,894
                                        =============    =============

(5)  BORROWING ARRANGEMENTS:

     Interest rates related to short-term debt vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest. The weighted average interest rate at June 27, 1999, and June 28, 1998, was 16.2% and 12.0%. A portion of the short-term debt at June 27, 1999, and June 28, 1998, is secured by certain assets of the foreign subsidiaries. The Company has unused lines of credit totaling about $42,025 at June 27, 1999, net of borrowings and $1,600 in letters of credit.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Long-term debt consisted of the following:

                                        JUNE 27, 1999    JUNE 28, 1998
                                        -------------    -------------
Total long-term debt.................      $ 2,393          $ 3,286
Less current maturities..............        1,003            1,425
                                        -------------    -------------
     Long-term debt, net of current
       maturities....................      $ 1,390          $ 1,861
                                        =============    =============

     Total long-term debt at June 27, 1999, matures as follows:

2000.................................  $   1,003
2001.................................        334
2002.................................        211
2003.................................        211
2004.................................        211
Thereafter...........................        423
                                       ---------
     Total...........................  $   2,393
                                       =========

Total interest paid was $1,036, $930 and $2,025 for 1999, 1998 and 1997.

(6)  INCOME TAXES:

     The provision for income taxes consisted of the following:

                                         1999       1998       1997
                                       ---------  ---------  ---------
Federal..............................  $   7,365  $   5,351  $   6,432
State................................        575        517        556
Foreign..............................      3,648      3,167      3,035
                                       ---------  ---------  ---------
     Total current provision.........     11,588      9,035     10,023
                                       ---------  ---------  ---------
Federal..............................       (998)       953       (443)
Foreign..............................          2        (32)       (21)
                                       ---------  ---------  ---------
     Total deferred provision
       (benefit).....................       (996)       921       (464)
                                       ---------  ---------  ---------
     Income tax expense..............  $  10,592  $   9,956  $   9,559
                                       =========  =========  =========
Total income taxes paid..............  $  10,999  $   8,444  $   8,396
                                       =========  =========  =========

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the consolidated statements of income was as follows:

                                                1999                    1998                    1997
                                        --------------------    --------------------    --------------------
                                                     PERCENT                 PERCENT                 PERCENT
                                           TAX         OF          TAX         OF          TAX         OF
                                         EXPENSE     PRETAX      EXPENSE     PRETAX      EXPENSE     PRETAX
                                        (BENEFIT)    INCOME     (BENEFIT)    INCOME     (BENEFIT)    INCOME
                                        ---------    -------    ---------    -------    ---------    -------
Taxes at U.S. federal statutory
  rate...............................    $ 12,328      35.0%     $ 11,527      35.0%     $ 10,473      35.0%
Resolution of issues at less than
  estimate previously provided.......                                (753)     (2.3)
Foreign earnings subject to tax rates
  that are different than the U.S.
  federal statutory rate.............      (1,602)     (4.5)       (1,122)     (3.4)         (923)     (3.1)
State taxes, net of federal
  benefit............................         374       1.1           336       1.0           362       1.2
Taxes on dividends received from
  foreign subsidiaries...............         516       1.4           210       0.6           211       0.7
Other................................      (1,024)     (2.9)         (242)     (0.7)         (564)     (1.9)
                                        ---------    -------    ---------    -------    ---------    -------
     Income tax expense/effective
       rate..........................    $ 10,592      30.1%     $  9,956      30.2%     $  9,559      31.9%
                                        =========    =======    =========    =======    =========    =======

     The components of deferred taxes were as follows:

                                        JUNE 27, 1999    JUNE 28, 1998
                                        -------------    -------------
Staff termination indemnities........      $    37          $   204
Accrued employee benefits............        1,618              983
State taxes..........................          554              833
Accrued liabilities..................        1,318            1,282
Allowance for doubtful accounts......          241              255
Other................................            2                2
                                        -------------    -------------
     Total deferred tax assets.......        3,770            3,559
                                        -------------    -------------
Property, plant and equipment and
  other..............................        7,857            7,907
Inventories..........................          717            1,168
Marketable securities................        1,005            1,289
                                        -------------    -------------
     Total deferred tax
       liabilities...................        9,579           10,364
                                        -------------    -------------
          Net deferred tax
             liabilities.............      $ 5,809          $ 6,805
                                        =============    =============

     Income before income taxes and minority interests of foreign subsidiaries was $14,093, $14,030 and $10,959 for 1999, 1998 and 1997.

     The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, since such earnings are considered to be permanently invested. Cumulative unremitted earnings of foreign subsidiaries were $41,216, $36,323 and $32,967 as of June 27, 1999, June 28, 1998, and June 29, 1997.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(7)  PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS:

     Riviana has a defined benefit plan covering substantially all United States employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute annually at least the minimum amount actuarially necessary to provide for retirement benefits.

     The following sets forth summarized information regarding the Company's defined benefit retirement plan:

                                         1999       1998
                                       ---------  ---------
Change in projected benefit
obligations:
     Benefit obligations at the
       beginning of year.............  $  21,317  $  17,717
     Service cost....................      2,303      2,079
     Interest cost...................      1,365      1,156
     Actuarial (gain) loss...........       (508)     1,404
     Plan disbursements..............     (1,558)    (1,039)
                                       ---------  ---------
     Benefit obligations at the end
       of year.......................  $  22,919  $  21,317
                                       =========  =========

Change in plan assets:
     Fair value of plan assets at
       beginning of year.............  $  21,288  $  17,453
     Actual return on plan assets....      4,489      3,601
     Company contributions...........                 1,273
     Plan disbursements..............     (1,559)    (1,039)
                                       ---------  ---------
     Fair value of plan assets at end
       of year.......................  $  24,218  $  21,288
                                       =========  =========
Funded status:
     Funded status at end of year....  $   1,299  $     (29)
     Unrecognized net gain from
       experience
       different from that assumed...     (3,767)      (736)
     Unrecognized prior service
       costs.........................        657        529
                                       ---------  ---------
     Net liability recognized........  $  (1,811) $    (236)
                                       =========  =========
Amounts recognized in balance sheet:
     Accrued liabilities.............  $  (1,811) $    (236)
                                       =========  =========
Weighted average assumptions:
     Discount rate...................       7.25%      6.75%
     Long-term rate of compensation
       increase......................        4.5        4.5
     Long-term rate of return on plan
       assets........................        9.0        9.0

     Components of net periodic pension costs:

                                         1999       1998       1997
                                       ---------  ---------  ---------
Service cost.........................  $   2,303  $   2,079  $   1,844
Interest cost........................      1,364      1,156      1,061
Expected return on plan assets.......     (1,877)    (1,537)    (1,339)
Amortization of transition/prior
  service costs......................       (127)      (127)      (129)
Amortization of actuarial loss
  (gain).............................        (88)       (22)       113
                                       ---------  ---------  ---------
Net periodic pension costs...........  $   1,575  $   1,549  $   1,550
                                       =========  =========  =========

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Riviana provides death and additional retirement benefits to certain key employees. These plans are funded through Company-owned life insurance. The net cash surrender value of the insurance policies is recorded as a noncurrent asset in the accompanying consolidated balance sheets. The actuarially computed present value of the retirement benefits is recorded as an other noncurrent liability in the accompanying consolidated balance sheets. As of June 27, 1999, and June 28, 1998, the Company had recorded net cash surrender value of $2,267 and $1,990 and present value of retirement benefits of $1,895 and $1,700. The Company recorded expense of $155, $187 and $204 related to these plans for 1999, 1998 and 1997.

     Riviana has a defined contribution plan which covers substantially all United States employees. The Company contributes an amount equal to a percentage of employee contributions. Total expense related to this plan was $603, $548 and $547 during 1999, 1998 and 1997.

(8)  RELATED PARTY TRANSACTIONS:

     The Company paid $974, $935 and $1,318 for 1999, 1998 and 1997, to W. Elton Kennedy, a director of the Company, or entities controlled by him for rice purchases at market prices. Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Kennedy is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $2,072 promissory note payable by the Partnership. The Company has also executed transactions with other companies owned by certain directors which were not material to the Company's results of operations or financial position. Management of the Company believes that the foregoing transactions were on terms no less favorable to the Company than could normally be obtained from unaffiliated parties.

(9)  COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS

     At June 27, 1999, future minimum lease payments and sublease rentals under long-term operating lease obligations amounted to:

                                          GROSS      SUBLEASE
                                          LEASE       RENTAL      NET LEASE
                                        PAYMENTS      INCOME       PAYMENTS
                                        ---------    ---------    ----------
2000.................................    $ 2,987       $ 204        $2,783
2001.................................      1,881         183         1,698
2002.................................      1,519         184         1,335
2003.................................      1,219         186         1,033
2004.................................      1,042         120           922
Thereafter...........................      2,017          72         1,945
                                        ---------    ---------    ----------
          Total......................    $10,665       $ 949        $9,716
                                        =========    =========    ==========

     Rent expense net of rental income was $3,410, $3,311 and $2,777 for 1999, 1998 and 1997.

  LITIGATION

     Various actions and claims, which arose in the ordinary course of business, are pending against the Company. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or future results of operations of the Company.

  BUY-SELL AGREEMENT

     As of June 27, 1999, the Company had a $6,746 investment in Boost which represents a 49% ownership interest. The Boost stockholder agreement provides, effective in 1997, that either stockholder has

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) the right to purchase the other's interest. The initial bid price offered by one stockholder to the other, if not accepted, would require the rejecting stockholder to counteroffer the initial bid price plus five percent. Each rejection thereafter would also require a five percent premium over the prior offer until one stockholder accepts.

(10)  CAPITAL STOCK:

  COMMON STOCK

     At June 27, 1999, the Company had outstanding 1,956 shares of common stock sold before the initial public offering to directors, officers and key employees of the Company or Boost at a discount of $2,038. The amount of discount was determined by the Board of Directors and represents a percentage reduction of about 50% from the formula based estimate of fair value at the time of sale. A majority of the shares discounted were sold as an inducement for predecessor management to continue employment and to participate in the initial capitalization of the Company in 1986. The discount is recorded in the accompanying consolidated financial statements as a reduction of stockholders' equity. Under a contractual agreement with the stockholders, the discount must be repaid when the shares are sold.

     The Company's common stock trades on The Nasdaq Stock Market (trading symbol RVFD).

  PREFERRED STOCK

     At June 27, 1999, 5,000 shares of $1.00 per share par value preferred stock are authorized. No shares of preferred stock have been issued.

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Plans' activity is summarized below:

                                               1999                  1998                  1997
                                        ------------------    ------------------    ------------------
                                                  WEIGHTED              WEIGHTED              WEIGHTED
                                                  AVERAGE               AVERAGE               AVERAGE
                                                  EXERCISE              EXERCISE              EXERCISE
                                        SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                        ------    --------    ------    --------    ------    --------
Options outstanding, beginning
  of year............................      721     $15.00        558     $13.74        403     $12.21
Granted..............................      260      20.92        246      17.42        209      16.40
Exercised............................      (37)     13.91        (54)     12.53        (23)     12.00
Canceled.............................       (6)     17.27        (29)     15.92        (31)     13.13
                                        ------                ------                ------
End of year:
  Options outstanding................      938      16.67        721      15.00        558      13.74
                                        ======                ======                ======
  Options exercisable................      314      13.82        192      13.04        129      12.23
                                        ======                ======                ======
  Options outstanding
     price range.....................     $12.00-$22.41         $12.00-$22.41         $12.00-$18.50

All options outstanding at June 27, 1999, have a weighted average remaining contractual life of 7.5 years.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted under the Plans. Accordingly, no expense has been recognized for stock option grants. Had expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                                         1999       1998       1997
                                       ---------  ---------  ---------
Net income:
     As reported.....................  $  24,255  $  22,590  $  20,025
     Pro forma.......................     23,272     21,931     19,664
Earnings per share -- basic:
     As reported.....................  $    1.62  $    1.44  $    1.27
     Pro forma.......................       1.55       1.39       1.24
Earnings per share -- diluted:
     As reported.....................  $    1.60  $    1.42  $    1.26
     Pro forma.......................       1.54       1.38       1.24

The SFAS No. 123 method of accounting has not been applied to options granted prior to July 3, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

The Black-Scholes option pricing model was used to value the grants issued in 1999, 1998 and 1997. The weighted average value and the assumptions used were as follows:

                                         1999       1998       1997
                                       ---------  ---------  ---------
Weighted average value per share.....  $    8.37  $    7.32  $    6.92
Option term until exercised
  (years)............................          7          7          7
Risk-free interest rate..............        5.4%       6.3%       6.5%
Expected dividend yield..............        2.3%       2.4%       2.5%
Volatility...........................       0.36       0.37       0.37

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(12)  SEGMENT INFORMATION:

  INDUSTRY SEGMENTS

     The Company operates in one dominant industry segment which involves the processing, marketing and distribution of food products.

  GEOGRAPHIC SEGMENTS

     The Company classifies its business into three reportable segments:
Domestic (includes the United States and Puerto Rico), Europe (includes the United Kingdom and Belgium) and Central America (includes Guatemala and Costa
Rica). The Company's operations have been aggregated into these reportable segments based on similar economic characteristics and operations which are similar in nature as to product and production process, type of customer and distribution method.

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's geographic area data are as follows:

                                          1999        1998        1997
                                       ----------  ----------  ----------
Sales to unaffiliated customers:
    Domestic.........................  $  288,073  $  279,054  $  277,019
    Europe...........................      93,542      98,690     108,315
    Central America..................      81,146      76,268      74,849
                                       ----------  ----------  ----------
         Total consolidated..........  $  462,761  $  454,012  $  460,183
                                       ==========  ==========  ==========
Sales between geographic areas:
    Domestic.........................  $      850  $      872  $    1,552
    Central America..................      14,737      11,253       9,384
    Eliminations.....................     (15,587)    (12,125)    (10,936)
                                       ----------  ----------  ----------
         Total consolidated..........  $        0  $        0  $        0
                                       ==========  ==========  ==========
Income:
  Operating income:
    Domestic.........................  $   28,735  $   26,254  $   27,140
    Europe...........................       3,002       3,319       2,455
    Central America..................      10,192      10,493       9,865
                                       ----------  ----------  ----------
         Total operating income......      41,929      40,066      39,460
    General corporate expenses.......      (9,519)     (9,198)     (9,406)
                                       ----------  ----------  ----------
    Income from operations...........      32,410      30,868      30,054
  Interest expense...................      (1,039)       (619)     (2,002)
  Equity in earnings of
  unconsolidated affiliates..........       1,142       1,363         796
  Other income, net..................       2,710       1,321       1,074
                                       ----------  ----------  ----------
    Income before income taxes and
       minority interests............  $   35,223  $   32,933  $   29,922
                                       ==========  ==========  ==========
Identifiable assets at end of year:
    Domestic.........................  $  117,460  $  116,393  $  112,017
    Europe...........................      30,336      31,461      31,131
    Central America..................      41,244      37,813      36,687
                                       ----------  ----------  ----------
         Total identifiable assets...     189,040     185,667     179,835
    Corporate assets.................      11,164      19,661      12,054
                                       ----------  ----------  ----------
         Total assets................  $  200,204  $  205,328  $  191,889
                                       ==========  ==========  ==========
Long lived assets:
    Domestic.........................  $   71,423  $   67,726  $   63,844
    Europe...........................       9,207       8,962       9,970
    Central America..................      13,978      15,027      12,388
                                       ----------  ----------  ----------
         Total consolidated..........  $   94,608  $   91,715  $   86,202
                                       ==========  ==========  ==========
Depreciation and amortization:
    Domestic.........................  $    3,724  $    2,763  $    3,217
    Europe...........................         178         134         157
    Central America..................       1,437       1,171       1,339
    Corporate........................         375         438         515
                                       ----------  ----------  ----------
         Total consolidated..........  $    5,714  $    4,506  $    5,228
                                       ==========  ==========  ==========
Capital expenditures:
    Domestic.........................  $    6,489  $    5,983  $   18,252
    Europe...........................         631         128          70
    Central America..................       2,182       5,061       3,531
    Corporate........................         169         326         178
                                       ----------  ----------  ----------
         Total consolidated..........  $    9,471  $   11,498  $   22,031
                                       ==========  ==========  ==========
Investment in unconsolidated
  affiliates:
    Europe...........................  $    7,883  $    7,957  $    8,923
    Corporate........................       2,075       2,173       1,892
                                       ----------  ----------  ----------
         Total consolidated..........  $    9,958  $   10,130  $   10,815
                                       ==========  ==========  ==========

                      RIVIANA FOODS INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13)  UNAUDITED QUARTERLY FINANCIAL DATA:

                                                         QUARTERS ENDED
                                        ------------------------------------------------
                                        SEPTEMBER     DECEMBER      MARCH        JUNE        YEAR
                                        ----------    ---------   ----------  ----------  ----------
1999
     Net sales.......................    $ 107,322    $ 122,484   $  118,487  $  114,468  $  462,761
     Gross profit....................       27,889       37,813       34,885      33,779     134,366
     Income before income taxes and
       minority interests............        6,460       10,161        9,054       9,548      35,223
     Net income......................        4,401        7,029        6,318       6,507      24,255
     Per share:
          Earnings:
             Basic...................          .28          .47          .43         .44        1.62
             Diluted.................          .28          .47          .42         .44        1.60
          Cash dividends paid........          .11          .11         .125        .125         .47
          Market price:
             High....................       23.625       25.750       24.750      23.875      25.750
             Low.....................       19.375       18.750       17.625      18.000      17.625
1998
     Net sales.......................    $ 108,014    $ 121,472   $  114,068  $  110,458  $  454,012
     Gross profit....................       27,358       37,011       32,461      32,263     129,093
     Income before income taxes and
       minority interests............        6,144        9,272        8,221       9,296      32,933
     Net income......................        3,924        6,408        5,868       6,390      22,590
     Per share:
          Earnings:
             Basic...................          .25          .41          .37         .41        1.44
             Diluted.................          .25          .40          .37         .40        1.42
          Cash dividends paid........          .10          .10          .11         .11         .42
          Market price:
             High....................       21.000       21.000       22.500      25.000      25.000
             Low.....................       17.250       18.750       19.750      21.500      17.250

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Riviana Foods Inc.:

     We have audited the accompanying consolidated balance sheets of Riviana Foods Inc. (a Delaware corporation) and subsidiaries as of June 27, 1999, and June 28, 1998, and the related consolidated statements of income, capital accounts and retained earnings, consolidated statements of comprehensive income and accumulated other comprehensive income and cash flows for each of the three fiscal years in the period ended June 27, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riviana Foods Inc. and subsidiaries as of June 27, 1999, and June 28, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 27, 1999, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
August 10, 1999

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) Consolidated Financial Statements: - See Index to Consolidated Financial Statements on page 12.

     (2) Consolidated Financial Statement Schedules - None.

     (3) Exhibits required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

         3(i) The Company's Restated Certificate of Incorporation dated December 28, 1994, is incorporated herein by reference to
                  Exhibit 3.01 to the Company's Registration Statement on Form S-1, NO. 33- 87838 under the Securities Act of 1933, as amended (the "Registration Statement")

         3(ii) The Company's By-laws, as amended effective May 17, 1995, is incorporated herein by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1995

       * 10(i) Consulting Agreement between Riviana Foods Inc. and Frank A. Godchaux III dated January 1, 1996, is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996

       * 10(ii) Consulting Agreement between Riviana Foods Inc. and Charles R. Godchaux dated July 1, 1994, is incorporated herein by reference to Exhibit 10.02 to the Registration Statement

       * 10(iii)  Benefit Restoration Plan is incorporated herein by reference to Exhibit 10.03 to the Registration Statement

       * 10(iv) Management Security Agreement between the Registrant and Joseph A. Hafner, Jr. dated July 17, 1989, is incorporated herein by reference to Exhibit 10.04 to the Registration Statement

         10(v) Shareholders Agreement between Sun-Land Products of California and Stevens & Brotherton Ltd. dated March 24, 1994, is incorporated herein by reference to Exhibit 10.05 to the Registration Statement

         10(vi) Shareholder Agreement among N&C Boost N.V., Arrocerias Herba, S.A. and Ricegrowers' Co- Operative Limited dated January 29, 1992, is incorporated herein by reference to Exhibit 10.06 to the Registration Statement

         10(vii) Stock Purchase Agreement by and among N&C Boost N.V., Riceherba International Inc. and Ricegrowers' Co-Operative Limited dated as of January 29, 1992, is incorporated herein by reference to Exhibit 10.07 to the Registration Statement

         10(viii) Shareholder Agreement among N&C Boost N.V., Arrocerias Herba,
                  S.A. and Herto B.V.B.A. dated January 1, 1991, as amended, is incorporated herein by reference to Exhibit 10.08 to the Registration Statement

         10(ix) Agreement of Partnership between Riviana Foods Inc. and Kennedy Rice Dryers, Inc. dated February 12, 1990, is incorporated herein by reference to Exhibit 10.09 to the Registration Statement

         10(x) Partnership Agreement between Riviana Foods Inc. and Riceland Foods Inc. dated March 22, 1989, is incorporated herein by reference to Exhibit 10.10 to the Registration Statement

       * 10(xi)   1994 Stock Option Plan is incorporated herein by reference to
                  Exhibit 10.11 to the Registration Statement

       * 10(xii)  Amendment and Restatement of Executive Officer's Stock
                  Purchase Agreement between Riviana Foods Inc. and W. David Hanks dated December 15, 1994, is incorporated herein by reference to Exhibit 10.12 to the Registration Statement

       * 10(xiii) Amendment and Restatement of Executive Officer's Stock
                  Purchase Agreement between Riviana Foods Inc. and Jack M. Nolingberg dated December 15, 1994, is incorporated herein by reference to Exhibit 10.13 to the Registration Statement

       * 10(xiv)  Amendment and Restatement of Executive Officer's Stock
                  Purchase Agreement between Riviana Foods Inc. and Robert D. Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration Statement

       * 10(xv) Director's Stock Purchase Agreement between Riviana Foods Inc. and W. Elton Kennedy dated March 27, 1986, is incorporated herein by reference to Exhibit 10.15 to the Registration Statement

       *10(xvi)   Amended and Restated 1995 Non-Employee Director Stock
                  Option Plan dated May 17, 1996, is incorporated herein by reference to Exhibit 10(xvi) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996

       *10(xvii)  Amendment of Amendment and Restatement of Executive Officer's
                  Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and W. David Hanks dated November 8, 1996

       *10(xviii) Amendment of Amendment and Restatement of Executive Officer's
                  Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and Jack M. Nolingberg dated November 8, 1996

       *10(xviv)  Amended and Restated 1997 Stock Option Plan dated September 1,
                  1997, is incorporated herein by reference to Exhibit 10(xviv) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998

       21. A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration Statement

       23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:
                  (a) Consent of Arthur Andersen LLP

       24.        Powers of Attorney of the Company's directors

(b)    None

---------------------------
* A management contract, compensatory plan or arrangement

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 20, 1999.


                                                   RIVIANA FOODS INC.
                                                             (Registrant)

                           By                    /S/ JOSEPH A. HAFNER, JR.
                                                         JOSEPH A. HAFNER, JR.
                                              CHIEF EXECUTIVE OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on September 20, 1999.

          SIGNATURE                                    CAPACITY
          ---------                                    --------

     /S/ JOSEPH A. HAFNER, JR.          Chief Executive Officer, President and
         JOSEPH A. HAFNER, JR.          Director (Principal Executive Officer)

     /S/ W. DAVID HANKS                 Executive Vice President and Director
         W. DAVID HANKS

     /S/ E. WAYNE RAY, JR.              Vice President, Chief Financial Officer,
         E. WAYNE RAY, JR.              Treasurer and Director (Principal
                                        Financial and Accounting Officer)

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