Form 10-Q
period 1999-09-26
RIVIANA FOODS INC /DE/
filed 1999-11-05
CIK 934650

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                --------------

                                    FORM 10-Q

(Mark One)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 26, 1999

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
         (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)             Identification No.)

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

            Yes [X]   No [ ]

      The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at October 26, 1999, was 14,582,559.
==============================================================================

                               RIVIANA FOODS INC.
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 26, 1999

                                      INDEX

                                                                            PAGE
                                                                            ----
Part I -- Financial Information

      Item 1 -- Financial Statements

            Consolidated Balance Sheets at September 26, 1999 and June 27,
              1999...........................................................1

            Consolidated Statements of Income for the Three Months
               Ended September 26, 1999 and September 27, 1998...............2

            Consolidated Statements of Cash Flows for the Three Months Ended
               September 26, 1999 and September 27, 1998.....................3

            Notes to Consolidated Financial Statements.......................4

      Item 2 -- Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................6

Part II -- Other Information

      Item 6 -- Exhibits and Reports on Form 8-K............................11

Signature...................................................................12

Exhibit Index...............................................................13

Part I -- Financial Information
  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   SEPTEMBER       JUNE
                                                                                    26, 1999     27 ,1999
                                                                                   ---------    ---------
                                                                                  (Unaudited)
             ASSETS
CURRENT ASSETS:
  Cash .........................................................................   $   4,661    $   5,605
  Cash equivalents .............................................................       8,173        5,729
  Marketable securities ........................................................       2,913        3,366
  Accounts receivable, less allowance for doubtful accounts of $1,420 and $1,386      42,681       42,079
  Inventories ..................................................................      46,620       46,570
  Prepaid expenses .............................................................       2,823        2,247
                                                                                   ---------    ---------
          Total current assets .................................................     107,871      105,596

PROPERTY, PLANT AND EQUIPMENT:
  Land .........................................................................       3,498        3,504
  Buildings ....................................................................      26,892       26,853
  Machinery and equipment ......................................................      93,376       91,557
                                                                                   ---------    ---------
      Property, plant and equipment, gross .....................................     123,766      121,914
  Less accumulated depreciation ................................................     (45,741)     (44,579)
                                                                                   ---------    ---------
      Property, plant and equipment, net .......................................      78,025       77,335

INVESTMENTS IN UNCONSOLIDATED AFFILIATES .......................................      10,162        9,958
OTHER ASSETS ...................................................................       7,890        7,315
                                                                                   =========    =========
              Total assets .....................................................   $ 203,948    $ 200,204
                                                                                   =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ..............................................................   $     854    $     970
  Current maturities of long-term debt .........................................       1,060        1,003
  Accounts payable .............................................................      27,245       24,893
  Accrued liabilities ..........................................................      18,164       18,870
  Income taxes payable .........................................................       8,947        6,938
                                                                                   ---------    ---------
      Total current liabilities ................................................      56,270       52,674

LONG-TERM DEBT, net of current maturities ......................................       1,487        1,390
DUE TO AFFILIATES ..............................................................         713          506
DEFERRED INCOME TAXES ..........................................................       5,262        5,809
OTHER NONCURRENT LIABILITIES ...................................................       2,800        2,964
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS .............................................................       6,247        6,484

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ................      15,883       15,883
  Paid-in capital ..............................................................       6,534        6,519
  Retained earnings ............................................................     145,237      142,424
  Accumulated other comprehensive income .......................................     (10,561)      (9,606)
  Treasury stock, at cost, 1,293 and 1,237 shares ..............................     (25,924)     (24,843)
                                                                                   ---------    ---------
          Total stockholders' equity ...........................................     131,169      130,377
                                                                                   ---------    ---------
          Total liabilities and stockholders' equity ...........................   $ 203,948    $ 200,204
                                                                                   =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         ---------    ---------
                                                         SEPTEMBER    SEPTEMBER
                                                          26, 1999     27, 1998
                                                         ---------    ---------
NET SALES ............................................   $ 105,607    $ 107,322

COST OF SALES ........................................      74,999       79,433
                                                         ---------    ---------
    Gross profit .....................................      30,608       27,889
                                                         ---------    ---------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ...............      18,906       16,969
  Administrative and general .........................       5,486        5,311
                                                         ---------    ---------
    Total costs and expenses .........................      24,392       22,280
                                                         ---------    ---------
    Income from operations ...........................       6,216        5,609

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ..............         405
  Interest income ....................................         367          349
  Interest expense ...................................        (203)        (192)
  Equity in earnings of unconsolidated affiliates ....         203          121
  Other income (expense), net ........................        (277)         573
                                                         ---------    ---------
    Total other income ...............................         495          851
                                                         ---------    ---------
    Income before income taxes and
       minority interests ............................       6,711        6,460

INCOME TAX EXPENSE ...................................       2,013        1,955

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ........................          54          104
                                                         =========    =========
    NET INCOME .......................................   $   4,644    $   4,401
                                                         =========    =========


    Earnings per share:
        Basic ........................................   $    0.32    $    0.28
        Diluted ......................................        0.31         0.28

    Weighted average common shares outstanding:
         Basic .......................................      14,627       15,491
         Diluted .....................................      14,783       15,713

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                  ----------------------
                                                                  SEPTEMBER    SEPTEMBER
                                                                   26, 1999     27, 1998
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ................................................   $   4,644    $   4,401
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .........................       1,501        1,368
        Deferred income taxes .................................        (403)        (451)
        Gain on disposition of assets .........................        (405)          (7)
        Equity in earnings of unconsolidated affiliates .......        (203)        (121)
        Change in assets and liabilities:
            Accounts receivable, net ..........................        (562)        (683)
            Inventories .......................................        (346)        (734)
            Prepaid expenses ..................................        (585)        (470)
            Other assets ......................................        (632)         615
            Accounts payable and accrued liabilities ..........       1,512        7,864
            Income taxes payable ..............................       2,027        1,399
            Other noncurrent liabilities ......................        (113)          17
            Minority interests ................................        (215)        (159)
                                                                  ---------    ---------
              Net cash provided by operating activities .......       6,220       13,039
                                                                  ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ................      (2,516)      (1,990)
    Proceeds from disposals of property, plant and equipment ..                        7
    Proceeds from sale of marketable securities ...............         438
    Increase (decrease) in due to affiliates ..................         176         (935)
    Increase in marketable securities .........................                       (1)
    Other .....................................................          11            9
                                                                  ---------    ---------
              Net cash used in investing activities ...........      (1,891)      (2,910)
                                                                  ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt ....................                      (26)
    Additions to long-term debt ...............................         467          426
    Repayments of long-term debt ..............................        (313)        (479)
    Dividends paid ............................................      (1,830)      (1,721)
    Repurchases of common stock ...............................      (1,109)     (13,311)
    Sales of common stock .....................................          23           69
    Collection of employee discount on stock ..................          15
                                                                  ---------    ---------
              Net cash used in financing activities ...........      (2,747)     (15,042)
                                                                  ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS ..........................................         (82)         (20)
                                                                  ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............       1,500       (4,933)
CASH AND CASH EQUIVALENTS, beginning of period ................      11,334       17,197
                                                                  =========    =========
CASH AND CASH EQUIVALENTS, end of period ......................   $  12,834    $  12,264
                                                                  =========    =========
CASH PAID DURING THE PERIOD FOR:
    Interest ..................................................   $     208    $     193
    Income taxes ..............................................         600          306

The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.    Basis for Preparation of the Consolidated Financial Statements

            The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the June 27, 1999, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

            The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 27, 1999.

2.    Earnings per Share

            Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                               THREE MONTHS ENDED
                                    -------------------------------------------
                                    SEPTEMBER 26, 1999      SEPTEMBER 27, 1998
                                    ------------------      -------------------

Weighted average common shares outstanding:
  Basic                                   14,627                  15,491
  Stock options                              156                     222
                                          ------                  ------
  Diluted                                 14,783                  15,713
                                          ======                  ======

            In the calculation of diluted shares, 364 and 8 anti-dilutive stock option shares have been excluded for the three months ended September 26, 1999, and September 27, 1998.

3.    Inventories

            Inventories were composed of the following:

                                    SEPTEMBER 26, 1999          JUNE 27, 1999
                                    ------------------          -------------
Raw materials                             $12,743                    $ 8,994
Work in process                                47                         29
Finished goods                             27,668                     31,785
Packaging supplies                          6,162                      5,762
                                          -------                    -------
            Total                         $46,620                    $46,570
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

                                               THREE MONTHS ENDED
                                    -------------------------------------------
                                    SEPTEMBER 26, 1999      SEPTEMBER 27, 1998
                                    ------------------      -------------------
Net income                                $4,644                  $4,401
Other comprehensive income:
  Unrealized gains (losses)
    on marketable securities,
    net of tax:
   Unrealized gains (losses)                 (10)                    (96)
   Realized (gains) reclassified
     to net income                          (263)
  Foreign currency
    translation adjustment                  (682)                     87
                                          -------                 -------
Total comprehensive income                $3,689                  $4,392
                                          =======                 =======

5.  Segment Information

                                               THREE MONTHS ENDED
                                    -------------------------------------------
                                    SEPTEMBER 26, 1999      SEPTEMBER 27, 1998
                                    ------------------      -------------------
Net sales:
  Domestic                              $ 65,524                $ 63,898
  Europe                                  21,024                  23,451
  Central America                         19,059                  19,973
                                        ---------               ---------
      Total consolidated                $105,607                $107,322
                                        =========               =========
Income:
  Operating income:
    Domestic                            $  6,183                $  5,254
    Europe                                   523                     690
    Central America                        2,105                   2,158
                                        ---------               ---------
      Total operating income               8,811                   8,102
    General corporate expenses            (2,595)                 (2,493)
                                        ---------               ---------
      Income from operations               6,216                   5,609
  Interest expense                          (203)                   (192)
  Equity in earnings of
    unconsolidated affiliates                203                     121
  Other income, net                          495                     922
                                        ---------                --------
    Income before income taxes
      and minority interests            $  6,711                 $ 6,460
                                        =========                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998

RESULTS OF OPERATIONS

For the three months ended September 26, 1999, sales decreased $1.7 million or 1.6% to $105.6 million from $107.3 million recorded for the same period last year. Volume gains accounted for an increase of $2.7 million. A combination of price and product mix decreased sales $0.9 million and unfavorable foreign currency translation reduced sales by $3.5 million. Domestic rice sales of $64.6 million increased $1.3 million or 2.1% from the prior year sales of $63.3 million. In the domestic rice business, the retail sector recorded a $1.9 million or 4.3% increase in sales. Within the retail sector, sales of regular rice increased by $1.9 million or 8.5% primarily due to a unit volume increase of 11.7%. Sales of value-added products decreased by $0.1 million and sales of brown rice increased by $0.1 million. In the non-retail sector, sales decreased $0.6 million or 3.5%. Other sales, excluding by-products, decreased by $0.9 million or 7.8% primarily due to an 86.6% decrease in commodity unit volume sales. Sales in the foodservice category increased $0.4 million or 17.8% due to a 20.0% increase in unit volumes. Industrial and by-product sales decreased $0.1 million from the prior year. Sales from the Company's energy co-generation joint venture increased by $0.3 million. Higher volumes added $0.2 million and increased prices added $0.1 million. Sales in Central America decreased $0.9 million or 4.6% to $19.1 million compared to $20.0 million in the prior year. Higher volumes were recorded in fruit nectars and juices and were even in the cookie and cracker product lines. In total, higher volumes increased sales by $0.2 million. Higher prices increased sales by $1.7 million and unfavorable currency translation reduced sales by $2.8 million. In Europe, sales declined by $2.4 million or 10.4% to $21.0 million from $23.4 million last year. Lower unit volumes decreased sales by $0.9 million and a combination of lower selling prices and product mix reduced sales by $0.8 million. Unfavorable currency translation decreased sales by $0.7 million.

      Gross profit increased $2.7 million or 9.8% to $30.6 million from $27.9 million a year ago. Gross profit as a percentage of sales increased to 29.0% from 26.0% in the corresponding period last year. In the domestic rice business gross profit increased $2.7 million or 14.0 % to $22.0 million. As a percentage of sales gross profit improved to 34.1% from 30.5% last year. In this segment, gross profit as a percentage of sales improved primarily due to lower rice costs. In Central America, gross profit increased $0.2 million or 3.9% to $6.2 million. The increase in gross profit was related to improved gross profit margins on cookie and cracker product sales. As a percentage of sales, in Central America, gross profit increased to 32.7% from 30.1% last year. In Europe, the gross profit was even with last year but increased as a percentage of sales to 11.5% from 10.6% in the same period last year. Gross profit improved due to improved margins in the rice business and the reduction in sales of certain lower margin products.

      Operating income increased $0.6 million or 10.8% to $6.2 million from $5.6 million for the same period last year. As a percentage of sales, operating income was 5.9%, up from 5.2% last year. In the domestic segment, operating income increased by $0.9 million to $6.2 million from $5.3 million last year. The increase in operating income in the domestic segment resulted from the increase in gross profit addressed previously. In Central America, operating income decreased by $0.1 million or 2.5% to $2.1 million. The reduction in operating income in Central America was a result of increased advertising and promotional spending required to counter a price increase in Costa Rica and additional expenses related to establishment of a distribution operation in El Salvador. In Europe, operating income decreased $0.2 million to $0.5 million and as a percentage of sales to 2.5% from 2.9% last year as a result of the improved margins offset by higher selling and promotion expenses.

      The Company reported net interest income of $0.2 million for the quarter ended September 26, 1999, which was even with the same quarter in the prior year.

      Other income, excluding interest, decreased from the previous year by $0.4 million to $0.3 million from $0.7 million. Gains from the sale of marketable securities and equity in earnings of unconsolidated affiliates increased by $0.4 million and $0.1 million respectively. Other miscellaneous income decreased by $0.9 million primarily due to the settlement of litigation recognized in the prior year.

      Income tax expense remained constant at $2.0 million and the effective rate decreased to 30.0% from 30.3%. This slight decrease in the rate reflected the utilization of energy tax credits associated with the Company's co-generation joint venture and a minor reduction in foreign source income taxed at higher rates.

      Net income for the current quarter increased $0.2 million or 5.5% to $4.6 million from $4.4 million in the same period last year. Diluted earnings per share were $0.31 compared to $0.28.

LIQUIDITY AND FINANCIAL POSITION

      Cash provided by operating activities decreased by $6.8 million to $6.2 million for the quarter ended September 26, 1999. Net income increased by $0.2 million and depreciation and amortization charges increased by $0.1 million. Cash flow from equity in earnings of unconsolidated affiliates decreased by $0.1 million and gain from the sale of marketable securities increased by $0.4 million. Cash invested in working capital increased $5.3 million. An increase in other assets, primarily brand licensing fees, used $0.6 million in the current year versus, in the prior year, dividends received from unconsolidated affiliates was a $0.6 million source of cash.

      Cash used in investing activities decreased $1.0 million to $1.9 million as compared to cash used in investing activities in the prior year of $2.9 million. Additions to property, plant and equipment in the current quarter totaled $2.5 million, an increase of $0.5 million from the comparable period last year. There was also an increase in amounts due to affiliates of $0.2 million whereas in the prior year amounts due to affiliates decreased by $0.9 million. Proceeds from the sale of marketable securities increased $0.4 million.

      Cash used in financing activities decreased by $12.3 million in the quarter ended September 26, 1999 to $2.7 million. In the current year the Company had a net increase in short and long-term debt of $0.2 million compared to a net reduction of $0.1 million in the same period last year. Funds used for dividend payments increased by $0.1 million and, during the quarter ended September 26, 1999, 57.5 thousand shares of the Company's common stock were repurchased at a cost of $1.1 million. In the same period last year, the Company repurchased 671.0 thousand shares of the Company's common stock at a cost of $13.3 million.

      On October 20, 1999 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.14 per share from $0.125 per share, for an indicated annual rate of $0.56 per share.

      As of September 26, 1999, the board of directors of the Company had authorized the open-market repurchase, from time to time, of up to 2.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. For the three months ended September 26, 1999, the Company spent $1.1 million to repurchase 57.5 thousand shares at an average price of $19.28 per share. Through September 26, 1999 the Company has repurchased a total of 1.4 million shares and 127.9 thousand shares have been reissued upon exercise of employee stock options.

      The Company's financial position remains strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide the capital resources and liquidity to meet its needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in rice costs, packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes rough rice futures contracts, packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would by required.

     The information below presents the Company's rough rice futures positions outstanding as of September 26, 1999 at which time a loss of $1.4 million was deferred. All other derivative financial instruments are not material as of September 26, 1999.

                                                            Expected Maturity
                                                               Fiscal 2000
                                                               -----------
      Future contracts (long positions):
            Contract volumes (cwt)                                 600,000
            Weighted average contract price (per cwt)           $     8.22
            Contract amount                                     $4,932,000
            Weight average fair value (per cwt)                 $     5.96
            Fair value                                          $3,576,000

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

      The Company has initiated a Company-wide program to prepare the Company's computer systems and applications for the year 2000. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through modification of some existing programs and the replacement of other programs with new programs that are already year 2000 compliant. The Company will utilize both internal and external resources to reprogram, or replace, and test software for year 2000 compliance. The total project costs are presently estimated not to exceed $1.0 million, of which $0.7 million has been expended through September 26, 1999, and will be expensed as incurred, unless new software is purchased which costs will be capitalized. The Company's reprogramming and testing efforts have been substantially completed. The Company expects that all critical systems will be ready prior to November 30, 1999.

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

FORWARD LOOKING STATEMENTS

      Certain statements made in this Form 10-Q which are not historical in nature are "forward-looking statements" and may involve risks and uncertainties which could cause actual future results to differ materially and adversely from those statements. The factors that could adversely affect the Company's business include, among others:

Fluctuations in domestic and foreign rice prices, which may be caused by changes in U. S. government farm support programs, changes in international agricultural and trading policies and weather conditions in the world's major rice growing regions;

Political, economic and other risks associated with the Company's international operations, including exposure to currency rate fluctuations, currency exchange restrictions, potentially unfavorable changes in tax or other laws, partial or total expropriation and risks of war, terrorism an other civil disturbances; and

The Company's ability to maintain consumer loyalty, and to compete in the domestic rice market against the Company's competitors who may have greater financial resources and in the international rice markets against local and multinational companies.

      For additional information about factors that could affect the Company's business, see the documents that the Company files with the Securities and Exchange Commission from time to time.

                           PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 15, Letters from Arthur Andersen LLP dated October 19, 1999, regarding unaudited financial statements.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RIVIANA FOODS INC.

Dated:  November 2, 1999             By:  /s/ E. WAYNE RAY, JR.
                                          E. Wayne Ray, Jr.
                                          Vice President, Chief Financial
                                          Officer and Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                     SEQUENTIAL
NO.                  DESCRIPTION                                     PAGE NUMBER
---                  -----------                                     -----------
15    Letters from Arthur Andersen LLP dated October 19, 1999,            14
      regarding unaudited financial statements