Form 10-Q
period 2000-01-02
RIVIANA FOODS INC /DE/
filed 2000-02-11
CIK 934650

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended January 2, 2000

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ________________

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

            Yes  [X]       No  [ ]

      The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at February 8, 2000, was 14,409,349.

================================================================================

                               RIVIANA FOODS INC.
                 FORM 10-Q FOR THE QUARTER ENDED JANUARY 2, 2000

                                      INDEX

                                                                           PAGE
                                                                           ----
Part I -- Financial Information

      Item 1 -- Financial Statements

            Consolidated Balance Sheets at January 2, 2000
              and June 27, 1999..............................................1

            Consolidated Statements of Income for the Three Months
              and Six Months Ended January 2, 2000 and December 27, 1998.....2

            Consolidated Statements of Cash Flows for the Six Months Ended
               January 2, 2000 and December 27, 1998.........................3

            Notes to Consolidated Financial Statements.......................4

      Item 2 -- Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............6

Part II -- Other Information

      Item 6-- Exhibits and Reports on Form 8-K.............................11

Signature...................................................................12

Exhibit Index...............................................................13

Part I -- Financial Information
  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                  JANUARY 2,     JUNE 27,
                                                                                     2000          1999
                                                                                  ---------     ---------
                                                                                 (UNAUDITED)
             ASSETS
CURRENT ASSETS:
  Cash .......................................................................    $   6,898     $   5,605
  Cash equivalents ...........................................................        4,670         5,729
  Marketable securities ......................................................        3,192         3,366
  Accounts receivable, less allowance for doubtful accounts of $957 and $1,386       43,008        42,079
  Inventories ................................................................       49,280        46,570
  Prepaid expenses ...........................................................        3,355         2,247
                                                                                  ---------     ---------
          Total current assets ...............................................      110,403       105,596

PROPERTY, PLANT AND EQUIPMENT:
  Land .......................................................................        3,433         3,504
  Buildings ..................................................................       27,636        26,853
  Machinery and equipment ....................................................       96,401        91,557
                                                                                  ---------     ---------
      Property, plant and equipment, gross ...................................      127,470       121,914
  Less accumulated depreciation ..............................................      (46,865)      (44,579)
                                                                                  ---------     ---------
      Property, plant and equipment, net .....................................       80,605        77,335

INVESTMENTS IN UNCONSOLIDATED AFFILIATES .....................................        9,914         9,958
OTHER ASSETS .................................................................        7,791         7,315
                                                                                  ---------     ---------
              Total assets ...................................................    $ 208,713     $ 200,204
                                                                                  =========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ............................................................    $   6,118     $     970
  Current maturities of long-term debt .......................................          834         1,003
  Accounts payable ...........................................................       24,868        24,893
  Accrued liabilities ........................................................       18,129        18,870
  Income taxes payable .......................................................        6,849         6,938
                                                                                  ---------     ---------
      Total current liabilities ..............................................       56,798        52,674

LONG-TERM DEBT, net of current maturities ....................................        1,549         1,390
DUE TO AFFILIATES ............................................................          715           506
DEFERRED INCOME TAXES ........................................................        5,432         5,809
OTHER NONCURRENT LIABILITIES .................................................        2,709         2,964
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ...........................................................        6,277         6,484

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ..............       15,883        15,883
  Paid-in capital ............................................................        6,547         6,519
  Retained earnings ..........................................................      150,760       142,424
  Accumulated other comprehensive income .....................................      (11,029)       (9,606)
  Treasury stock, at cost, 1,344 and 1,237 shares ............................      (26,928)      (24,843)
                                                                                  ---------     ---------
          Total stockholders' equity .........................................      135,233       130,377
                                                                                  ---------     ---------
          Total liabilities and stockholders' equity .........................    $ 208,713     $ 200,204
                                                                                  =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     -----------------------     -----------------------
                                                     JANUARY 2,   DECEMBER 27,   JANUARY 2,   DECEMBER 27,
                                                       2000          1998          2000          1998
                                                     ---------     ---------     ---------     ---------
NET SALES .......................................    $ 120,015     $ 122,484     $ 225,622     $ 229,806

COST OF SALES ...................................       80,173        84,671       155,172       164,104
                                                     ---------     ---------     ---------     ---------
    Gross profit ................................       39,842        37,813        70,450        65,702
                                                     ---------     ---------     ---------     ---------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..........       24,005        23,097        42,911        40,066
  Administrative and general ....................        5,369         5,322        10,855        10,633
                                                     ---------     ---------     ---------     ---------
    Total costs and expenses ....................       29,374        28,419        53,766        50,699
                                                     ---------     ---------     ---------     ---------
    Income from operations ......................       10,468         9,394        16,684        15,003

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities .........                        655           405           655
  Interest income ...............................          331           230           698           579
  Interest expense ..............................         (230)         (210)         (433)         (402)
  Equity in earnings of unconsolidated affiliates          325           216           528           337
  Other income (expense), net ...................           (8)         (124)         (285)          449
                                                     ---------     ---------     ---------     ---------
    Total other income ..........................          418           767           913         1,618
                                                     ---------     ---------     ---------     ---------
    Income before income taxes and
       minority interests .......................       10,886        10,161        17,597        16,621

INCOME TAX EXPENSE ..............................        3,250         3,056         5,263         5,011

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ...................           49            76           103           180
                                                     ---------     ---------     ---------     ---------
    NET INCOME ..................................    $   7,587     $   7,029     $  12,231     $  11,430
                                                     =========     =========     =========     =========


    Earnings per share:
        Basic ...................................    $    0.52     $    0.47     $    0.84     $    0.75
        Diluted .................................         0.52          0.47          0.83          0.74

    Weighted average common shares outstanding:
         Basic ..................................       14,567        14,899        14,596        15,196
         Diluted ................................       14,697        15,080        14,738        15,397

  The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                               -----------------------
                                                                               JANUARY 2,  DECEMBER 27,
                                                                                  2000         1998
                                                                               ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................    $   12,231   $   11,430
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .....................................         3,018        2,889
        Deferred income taxes .............................................          (328)        (898)
        Gain on disposition of assets .....................................          (310)        (610)
        Equity in earnings of unconsolidated affiliates ...................          (528)        (337)
        Change in assets and liabilities, excluding effects of acquisition:
            Accounts receivable, net ......................................            16       (5,453)
            Inventories ...................................................         2,537       (2,825)
            Prepaid expenses ..............................................        (1,122)      (1,116)
            Other assets ..................................................          (317)          73
            Accounts payable and accrued liabilities ......................        (3,980)       5,946
            Income taxes payable ..........................................           (46)         878
            Other noncurrent liabilities ..................................          (206)         116
            Minority interests ............................................          (165)         (78)
                                                                               ----------   ----------
              Net cash provided by operating activities ...................        10,800       10,015
                                                                               ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ............................        (6,152)      (4,487)
    Proceeds from disposals of property, plant and equipment ..............           181          104
    Proceeds from sale of marketable securities ...........................           438          723
    Increase (decrease) in due to affiliates ..............................           193         (505)
    Cash paid for business and certain assets, net of cash received .......        (4,519)        --
    Other .................................................................            22           19
                                                                               ----------   ----------
              Net cash used in investing activities .......................        (9,837)      (4,146)
                                                                               ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt ...........................................         5,252        2,063
    Additions to long-term debt ...........................................         1,298          696
    Repayments of long-term debt ..........................................        (1,270)        (907)
    Dividends paid ........................................................        (3,656)      (3,422)
    Repurchases of common stock ...........................................        (2,302)     (15,692)
    Sales of common stock .................................................           188          167
    Collection of employee discount on stock ..............................            28            7
                                                                               ----------   ----------
              Net cash used in financing activities .......................          (462)     (17,088)
                                                                               ----------   ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS ......................................................          (267)        (165)
                                                                               ----------   ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................           234      (11,384)
CASH AND CASH EQUIVALENTS, beginning of period ............................        11,334       17,197
                                                                               ----------   ----------
CASH AND CASH EQUIVALENTS, end of period ..................................    $   11,568   $    5,813
                                                                               ==========   ==========
CASH PAID DURING THE PERIOD FOR:
    Interest ..............................................................    $      420   $      402
    Income taxes ..........................................................         6,034        5,059

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

            The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. For fiscal 2000, the Company's fiscal year will be a 53-week period. The additional week was included in the second fiscal quarter of fiscal 2000 and, accordingly, this quarter includes the results of operations for a 14-week period whereas the second quarter of fiscal 1999 covered 13 weeks of operations. Likewise, the results of operations for the six months ended January 2, 2000 covers a 27-week period whereas the prior year included the results of operations for a 26-week period.

2.    Earnings per Share

            Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                     THREE MONTHS ENDED               SIX MONTHS ENDED
                 --------------------------      ---------------------------
                 JANUARY 2,     DECEMBER 27,     JANUARY 2,      DECEMBER 27,
                   2000            1998             2000            1998
                  ------          ------           ------          ------
  Basic           14,567          14,899           14,596          15,196
  Stock options      130             181              142             201
                  ------          ------           ------          ------
  Diluted         14,697          15,080           14,738          15,397
                  ======          ======           ======          ======

3.    Inventories

            Inventories were composed of the following:

                              JANUARY 2, 2000         JUNE 27, 1999
                              ---------------         -------------

Raw materials                     $ 9,575                $ 8,994
Work in process                        20                     29
Finished goods                     32,439                 31,785
Packaging supplies                  7,246                  5,762
                                  -------                -------
            Total                 $49,280                $46,570
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

                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                 ------------------------   ------------------------
                                 JANUARY 2,   DECEMBER 27,  JANUARY 2,   DECEMBER 27,
                                 ---------    -----------   ---------    -----------
                                    2000         1998         2000         1998
                                  --------     --------     --------     --------
Net income ...................    $  7,587     $  7,029     $ 12,231     $ 11,430
Other comprehensive income:
  Unrealized gains on
  marketable Securities,
  net of tax:
  Realized(gains)reclassified
    to net income ............                     (426)        (263)        (426)
  Unrealized gains ...........         181          399          171          303
  Foreign currency translation
    Adjustment ...............        (649)      (1,011)      (1,331)        (924)
                                  --------     --------     --------     --------
Total comprehensive income ...    $  7,119     $  5,991     $ 10,808     $ 10,383
                                  ========     ========     ========     ========

5.    Segment Information

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                   ------------------------    ------------------------
                                   JANUARY 2,   DECEMBER 27,   JANUARY 2,   DECEMBER 27,
                                   ---------    -----------    ---------    -----------
                                     2000          1998          2000          1998
                                   ---------     ---------     ---------     ---------
Net sales:
  Domestic ....................    $  78,493     $  76,209     $ 144,017     $ 140,107
  Europe ......................       20,024        24,531        41,048        47,982
  Central America .............       21,498        21,744        40,557        41,717
                                   ---------     ---------     ---------     ---------
      Total consolidated ......    $ 120,015     $ 122,484     $ 225,622     $ 229,806
                                   =========     =========     =========     =========

Income:

  Operating income
    Domestic ..................    $   9,385     $   7,638     $  15,568     $  12,892
    Europe ....................          685         1,066         1,208         1,756
    Central America ...........        2,958         3,320         5,063         5,478
                                   ---------     ---------     ---------     ---------
      Total operating income ..       13,028        12,024        21,839        20,126
    General corporate expenses        (2,560)       (2,630)       (5,155)       (5,123)
                                   ---------     ---------     ---------     ---------
      Income from operations ..       10,468         9,394        16,684        15,003
  Interest expense ............         (230)         (210)         (433)         (402)
  Equity in earnings of
    Unconsolidated affiliates .          325           216           528           337
  Other income, net ...........          323           761           818         1,683
                                   ---------     ---------     ---------     ---------
    Income  before income taxes
      and Minority interests ..    $  10,886     $  10,161     $  17,597     $  16,621
                                   =========     =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. For fiscal 2000, the Company's fiscal year will be a 53-week period. The additional week was included in the second fiscal quarter of fiscal 2000 and, accordingly, this quarter includes the results of operations for a 14-week period whereas the second quarter of fiscal 1999 covered 13-weeks of operations. Likewise, the results of operations for the six months ended January 2, 2000 covers a 27-week period whereas the prior year included the results of operations for a 26-week period.


                       THREE MONTHS ENDED JANUARY 2, 2000
                COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1998


For the three months ended January 2, 2000, sales decreased $2.5 million or 2.0% to $120.0 million from $122.5 million recorded for the same period last year. Volume gains added $4.5 million to sales. A combination of price and product mix decreased sales $3.5 million and unfavorable foreign currency translation reduced sales by $3.5 million. Domestic rice sales of $77.6 million increased $2.3 million or 3.1% from the prior year sales of $75.3 million. In the domestic rice business, the retail sector recorded a $1.9 million or 3.3% increase in sales. Within the retail sector, sales of regular rice increased by $1.0 million or 3.6% primarily due to a unit volume increase of 7.3%. Sales of value-added products increased by $0.9 million and sales of brown rice were even with the prior year. In the non-retail sector, sales increased $0.4 million or 2.5%. Sales in the export/commodity category decreased $1.2 million or 10.9% primarily due to a 9.1% decrease in unit volume sales. Sales declined in this category primarily due to the unavailability of parboil brown rice for export. Sales in the foodservice category increased $0.7 million or 30.8% due to an increase of 26.8% in volumes. Industrial and by-product sales increased $1.5 million from the prior year due to increased unit volumes. Sales from the Company's energy cogeneration joint venture were even with the prior year. Sales in Central America decreased $0.2 million or 1.1% to $21.5 million compared to $21.7 million in the prior year. Higher volumes were recorded in both the fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $1.5 million. Higher prices increased sales by $1.2 million and unfavorable currency translation reduced sales by $2.9 million. In Europe, sales declined by $4.5 million or 18.4% to $20.0 million from $24.5 million last year. Lower unit volumes decreased sales by $3.0 million and a combination of lower selling prices and product mix reduced sales by $0.8 million. Unfavorable currency translation decreased sales by $0.7 million. Volumes were off in virtually all product categories reflecting soft retail trading conditions, competitive pressures and the loss of representation of a dried fruit product line.

Gross profit increased $2.0 million or 5.4% to $39.8 million from $37.8 million a year ago. As a percentage of sales, gross profit increased to 33.2% from 30.9%. In the domestic rice business, gross profit increased by $2.7 million and, as a percentage of sales, to 39.3% from 36.9% primarily as a result of lower rice costs. In Central America gross profit decreased $0.3 million or 3.7% to $7.2 million as a result of lower margins in the cookie and cracker product lines. Gross profit as a percentage of sales in Central America decreased to 33.3% from 34.2% last year. In Europe, gross profit declined by $0.3 million or 11.8%, but increased as a percentage of sales to 11.7% from 10.8% last year. The reduced gross margin was directly related to lower sales.

Advertising, selling and warehousing expenses increased by $0.9 million to $24.0 million from $23.1 million in the same period last year. The increase in these expenses came primarily in the media advertising and promotional programs in the domestic rice business and was due to higher volume of sales.

Administrative and general expenses increased by $0.1 million or 0.9% to $5.4 million from $5.3 million in the prior year due to normal inflationary increases.

Income from operations increased $1.1 million or 11.4% to $10.5 million from $9.4 million in the same period last year. As a percentage of sales, operating income increased to 8.7% from 7.7% in the prior period. The increase in operating income resulted from improved results in domestic rice operations. Operating income in the domestic rice business increased by $1.8 million or 23.5% to $9.5 million due to the increase in sales and lower rice costs as reflected in the gross profit offset partially by $0.8 million in higher advertising, selling and warehousing expenses. In Central America, operating income decreased by $0.4 million or 10.9% to $3.0 million. This decrease was related to the lower gross margin and $0.2 million in higher advertising, selling and warehousing expenses related to expanding distribution. Operating income for European operations decreased $0.4 million in line with reduced gross profit.

Other income decreased $0.3 million to $0.4 million. In the prior year the Company recorded $0.7 million in gains from the sale of marketable securities and no similar gains were recorded in the current period. Partially offsetting this decline in income from the sale of securities, net interest income increased by $0.1 million due to favorable cash flow and equity in the earnings of affiliates increased by $0.1 million.

The effective tax rate of 30% was unchanged from the same period last year. The rate is below the statutory rate primarily due to energy tax credits related to the cogeneration operations.

Net income for the current quarter was $7.6 million compared to $7.0 million for the same quarter last year and diluted earnings per share were $0.52, up from $0.47.


                        SIX MONTHS ENDED JANUARY 2, 2000
                 COMPARED TO SIX MONTHS ENDED DECEMBER 27, 1998



Sales decreased $4.2 million or 1.8% to $225.6 million in the six-month period ended January 2, 2000 versus $229.8 million for the same period of the previous year. Domestic sales increased by $3.9 million or 2.8% to $144.0 million while sales from international operations decreased by $8.1 million to $81.6 million. Increased volumes added $7.3 million to sales while a combination of price and sales mix decreased sales by $4.4 million. Unfavorable currency translation reduced sales by $7.1 million. In the domestic rice business, sales in the retail category increased by $3.8 million or 3.7% primarily due to a 7.5% increase in unit volume sales. Of the total $3.8 million increase in sales in the retail category, higher volumes increased sales $6.1 million and a combination of product mix and selling price reduced sales $2.3 million. Within the retail sector, sales of regular rice increased $3.0 million or 5.8% due to a 9.2% unit volume increase. Sales of value added products increased $0.7 million and sales of brown rice were up $0.1 million. In the non-retail category that includes regular rice sales to the foodservice, industrial and export sectors, sales were $0.1 million below the prior year. While sales increased $1.1 million in the foodservice sector, $1.5 million in the industrial sector, and $0.8 million in the export sector, sales in the lower margin commodity sector declined by $3.4 million. Increased volumes accounted for $3.4 million and lower pricing and product mix reduced sales $3.5 million. Sales from the Company's energy cogeneration joint venture increased by $0.2 million due to higher volumes. Sales by the Company's Central American operations decreased $1.2 million or 2.8% to $40.6 million. Increased sales volumes in both cookie and cracker products and fruit nectar and juice products added $1.7 million to sales. Higher prices added $2.9 million to sales and unfavorable currency translation reduced sales by $5.8 million. Sales by the Company's European operations decreased $6.9 million or 14.5% to $41.0 million. Lower volumes decreased sales by $4.0 million. Lower prices due to more competitive markets reduced sales by $1.7 million and unfavorable foreign currency exchange decreased sales $1.2 million.

Gross profit increased by $4.7 million or 7.2% to $70.4 million in the six-month period from $65.7 million in the same period of the previous year. As a percentage of sales, gross profit increased to 31.2% of sales in the current period versus 28.6% of sales last year. Of the total $4.7 million increase in gross profit, $5.1 million came from domestic operations while gross profit from international operations decreased by $0.4 million. Domestic gross profit increased primarily due to increased unit volumes and lower rice costs. In Central America, gross profit was even with the prior year. As a percentage of sales, gross profit in Central America increased to 33.0% from 32.2%. Gross profit decreased by $0.4 million in Europe. Volumes were off in virtually all product categories reflecting soft retail trading conditions, competitive pressures and the loss of representation of a dried fruit brand. As a percentage of sales, international gross profit increased to 11.6% from 10.7%.

Advertising, selling and warehousing expenses increased $2.8 million to $42.9 million from $40.1 million in the prior year. The increase in these expenses came primarily in promotional programs in the domestic rice business due to higher volumes.

Administrative and general expenses increased by $0.2 million or 2.1% to $10.9 million due to general inflationary increases.

Income from operations increased by 11.2% to $16.7 million from $15.0 million last year. As a percentage of sales, operating income increased to 7.4% from 6.5%. In the domestic rice business, operating income increased $2.9 million or 22.3% to $15.8 million. This increase was due to $5.4 million in higher gross profit partially offset by a $2.4 million increase in advertising, selling and warehousing expenses. In Central America operating income decreased $0.4 million. While the gross profit in Central America was even with the prior year advertising, selling and warehousing expenses increased by $0.5 million related expanding distribution and new product introductions. In Europe, operating income decreased $0.5 million due primarily to the reduction in gross profit.

Other income decreased $0.7 million to $0.9 million from $1.6 million in the prior year. Net interest income was $0.1 million higher in the current year. Decreased working capital requirements, primarily in Central America, reduced borrowings and interest rates were lower. Equity in earnings of unconsolidated affiliates increased by $0.2 million to $0.5 million. Gains from the sale of marketable securities decreased by $0.3 million to $0.4 million from $0.7 million in the same period last year. Other miscellaneous income decreased by $0.7 million. In the prior year the Company received $0.8 million from the settlement of litigation, which did not recur in the current period.

Tax expense increased $0.3 million to $5.3 million in the current year. The effective tax rate was 29.9% in the current period as compared to 30.2% in the same period last year. The lower rate in the current period results from energy tax credits from the Company's energy cogeneration joint venture.

Net income for the six-month period was $12.2 million up 7.0% compared to $11.4 million for the comparable period last year. Diluted earnings per share were $0.83 versus $0.74 last year.


LIQUIDITY AND CAPITAL RESOURCES


Cash provided by operating activities totaled $10.8 million for the six months ended January 2, 2000, which was an increase of $0.8 million from the same period last year. The increase in cash provided by operations was due primarily to a $0.8 million increase in net income and an increase in depreciation and amortization charges of $0.1 million. Deferred income taxes decreased by $0.3 million in the current period, which was a decrease of $0.6 million from the prior year. Net cash employed in working capital was even with the prior year as the decrease in inventories and accounts receivable was offset by a corresponding decrease in accounts payable and accrued liabilities and income taxes payable. Equity in earnings of unconsolidated affiliates increased by $0.2 million and gains from the disposition of assets decreased by $0.3 million.

Cash used in investing activities increased to $9.8 million from $4.1 million in the same period in the prior year. Purchases of property, plant and equipment totaled $6.2 million, which were $1.7 million more than purchases in the same period last year. Cash flow related to amounts due to affiliates increased $0.7 million. Cash paid for the acquisition of assets related to a new business totaled $4.5 million. Proceeds from the sale of marketable securities decreased by $0.3 million.

Cash used in financing activities totaled $0.5 million in the six months ended January 2, 2000, which was $16.6 million less than last year. During this period the Company repurchased 121.2 thousand shares of its common stock paying $2.3 million. In the prior year the Company repurchased 789.0 thousand shares at a cost of $15.7 million. In the current period $5.3 million was provided by additional net borrowings whereas in the prior year $1.9 million was provided by net borrowings. Dividend payments in the period ended January 2, 2000 were $3.7 million, up from $3.4 million paid in the same period last year.

The Company's financial position continues to remain strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide sufficient capital resources and liquidity to meet its needs.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


From time to time, the Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in rice costs, packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes rough rice futures contracts, packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twenty-four months. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other speculative activity or other economic exposures for which speculative accounting treatment of the hedging instrument would be required. Derivative financial instruments are not material as of January 2, 2000.

OTHER MATTERS - IMPACT OF THE YEAR 2000 ISSUE

All of the Company's computerized systems successfully made the transition to the Year 2000 without any significant interruptions in business. Likewise, the Company did not experience any interruption in its ability to maintain electronic data interchange with its suppliers, customers and financial institutions. The Company does not expect any material interruption in its business related to Year 2000 issues in the future.

Sales volumes were not significantly impacted by customers placing abnormal orders in anticipation of shortages due to Year 2000 computer problems.

Direct costs incurred in converting all systems to accommodate the Year 2000 issue totaled $0.8 million. Of this total, $0.2 million was capitalized and $0.6 million was expensed as incurred. The $0.2 million capitalized was primarily costs for the purchase of new personal computers to replace units for which it was not economical or practical to convert to be Year 2000 compliant.

The Company deferred certain information technology projects due to the effort required to convert existing systems to be Year 2000 compliant. The Company expects to resume its normal development and maintenance operations in the current year, but does not expect the return to normal operating conditions to adversely effect its operations.


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

                           PART II. OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 15, Letters from Arthur Andersen LLP dated January 27, 2000, regarding unaudited financial statements.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RIVIANA FOODS INC.


Dated: February 9, 2000             By: /s/ E. WAYNE RAY, JR.
                                            E. Wayne Ray, Jr.
                                            Vice President, Chief Financial
                                            Officer and Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                      SEQUENTIAL
NO.                         DESCRIPTION                              PAGE NUMBER
---   --------------------------------------------------------       -----------
15    Letters from Arthur Andersen LLP dated January 27, 2000,
        regarding unaudited financial statements.............             14