Form 10-Q
period 2000-04-02
RIVIANA FOODS INC /DE/
filed 2000-05-11
CIK 934650

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended April 2, 2000

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

            Yes  [X]       No  [ ]

      The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at May 5, 2000, was 14,179,074.

================================================================================

                               RIVIANA FOODS INC.
                  FORM 10-Q FOR THE QUARTER ENDED APRIL 2, 2000

                                      INDEX

                                                                            PAGE

Part I -- Financial Information

      Item 1 -- Financial Statements

            Consolidated Balance Sheets at April 2, 2000 and June 27, 1999...1

            Consolidated Statements of Income for the Three Months and Nine
               Months Ended April 2, 2000 and March 28, 1999.................2

            Consolidated Statements of Cash Flows for the Nine Months Ended
               April 2, 2000 and March 28, 1999..............................3

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

      Item 6-- Exhibits and Reports on Form 8-K.............................11

Signature...................................................................12

Exhibit Index...............................................................13

Part I -- Financial Information
  Item 1 -- Financial Statements
                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                                APRIL 2, 2000       JUNE 27, 1999
                                                                                               ---------------     ---------------
                                                                                                 (UNAUDITED)          (AUDITED)
             ASSETS
CURRENT ASSETS:
  Cash ....................................................................................    $         4,247     $         5,605
  Cash equivalents ........................................................................              6,667               5,729
  Marketable securities ...................................................................              1,988               3,366
  Accounts receivable, less allowance for doubtful accounts of $1,455 and $1,386 ..........             36,462              42,079
  Inventories .............................................................................             50,204              46,570
  Prepaid expenses ........................................................................              2,878               2,247
                                                                                               ---------------     ---------------
          Total current assets ............................................................            102,446             105,596

PROPERTY, PLANT AND EQUIPMENT:
  Land ....................................................................................              3,595               3,504
  Buildings ...............................................................................             28,142              26,853
  Machinery and equipment .................................................................             98,792              91,557
                                                                                               ---------------     ---------------
      Property, plant and equipment, gross ................................................            130,529             121,914
  Less accumulated depreciation ...........................................................            (48,024)            (44,579)
                                                                                               ---------------     ---------------
      Property, plant and equipment, net ..................................................             82,505              77,335

INVESTMENTS IN UNCONSOLIDATED AFFILIATES ..................................................              9,556               9,958
OTHER ASSETS ..............................................................................              7,305               7,315
                                                                                               ---------------     ---------------
              Total assets ................................................................    $       201,812     $       200,204
                                                                                               ===============     ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt .........................................................................    $         6,095     $           970
  Current maturities of long-term debt ....................................................                802               1,003
  Accounts payable ........................................................................             20,782              24,893
  Accrued liabilities .....................................................................             18,416              18,870
  Income taxes payable ....................................................................              7,224               6,938
                                                                                               ---------------     ---------------
      Total current liabilities ...........................................................             53,319              52,674

LONG-TERM DEBT, net of current maturities .................................................              1,145               1,390
DUE TO AFFILIATES .........................................................................                565                 506
DEFERRED INCOME TAXES .....................................................................              4,731               5,809
OTHER NONCURRENT LIABILITIES ..............................................................              2,720               2,964
COMMITMENTS AND CONTINGENCIES .............................................................
MINORITY INTERESTS ........................................................................              6,346               6,484

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ...........................             15,883              15,883
  Paid-in capital .........................................................................              6,547               6,519
  Retained earnings .......................................................................            155,374             142,424
  Accumulated other comprehensive income ..................................................            (12,553)             (9,606)
  Treasury stock, at cost, 1,661 and 1,237 shares .........................................            (32,265)            (24,843)
                                                                                               ---------------     ---------------
          Total stockholders' equity ......................................................            132,986             130,377
                                                                                               ---------------     ---------------
          Total liabilities and stockholders' equity ......................................    $       201,812     $       200,204
                                                                                               ===============     ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         APRIL 2, 2000       MARCH 28, 1999      APRIL 2, 2000      MARCH 28, 1999
                                                        ---------------     ---------------     ---------------     ---------------
NET SALES ............................................  $       108,245     $       118,487     $       333,867     $       348,293

COST OF SALES ........................................           70,447              83,602             225,619             247,706
                                                        ---------------     ---------------     ---------------     ---------------
    Gross profit .....................................           37,798              34,885             108,248             100,587
                                                        ---------------     ---------------     ---------------     ---------------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ...............           23,921              21,303              66,832              61,369
  Administrative and general .........................            5,487               5,039              16,342              15,672
                                                        ---------------     ---------------     ---------------     ---------------
    Total costs and expenses .........................           29,408              26,342              83,174              77,041
                                                        ---------------     ---------------     ---------------     ---------------
    Income from operations ...........................            8,390               8,543              25,074              23,546

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ..............              792                 553               1,197               1,208
  Interest income ....................................              347                 368               1,045                 947
  Interest expense ...................................             (302)               (337)               (735)               (739)
  Equity in earnings of unconsolidated affiliates ....              626                 228               1,154                 565
  Other income (expense), net ........................             (263)               (301)               (548)                148
                                                        ---------------     ---------------     ---------------     ---------------
    Total other income ...............................            1,200                 511               2,113               2,129
                                                        ---------------     ---------------     ---------------     ---------------
    Income before income taxes and
       minority interests ............................            9,590               9,054              27,187              25,675

INCOME TAX EXPENSE ...................................            2,877               2,718               8,140               7,729

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ........................               89                  18                 192                 198
                                                        ---------------     ---------------     ---------------     ---------------
    NET INCOME .......................................  $         6,624     $         6,318     $        18,855     $        17,748
                                                        ===============     ===============     ===============     ===============


    Earnings per share:
        Basic ........................................  $          0.46     $          0.43     $          1.30     $          1.18
        Diluted ......................................             0.46                0.42                1.29                1.16

    Weighted average common shares outstanding:
         Basic .......................................           14,366              14,849              14,521              15,081
         Diluted .....................................           14,439              15,079              14,640              15,291

        The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                        NINE MONTHS ENDED
                                                                                               -----------------------------------
                                                                                                APRIL 2, 2000       MARCH 28, 1999
                                                                                               ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................................    $        18,855     $        17,748
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .....................................................              4,496               4,306
        Deferred income taxes .............................................................               (628)             (1,623)
        Gain on disposition of assets .....................................................             (1,176)             (1,152)
        Equity in earnings of unconsolidated affiliates ...................................             (1,154)               (565)
        Change in assets and liabilities, excluding effects of acquisition:
            Accounts receivable, net ......................................................              6,555              (3,617)
            Inventories ...................................................................              1,508              (4,307)
            Prepaid expenses ..............................................................               (653)               (329)
            Other assets ..................................................................                517                (183)
            Accounts payable and accrued liabilities ......................................             (7,535)              1,615
            Income taxes payable ..........................................................                356               1,755
            Other noncurrent liabilities ..................................................               (194)               (138)
            Minority interests ............................................................                (77)                (58)
                                                                                               ---------------     ---------------
              Net cash provided by operating activities ...................................             20,870              13,452
                                                                                               ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ............................................             (9,697)             (6,601)
    Proceeds from disposals of property, plant and equipment ..............................                316                 111
    Proceeds from sale of marketable securities ...........................................              1,289               1,332
    Increase (decrease) in due to affiliates ..............................................                 55              (1,029)
    Cash paid for business and certain assets, net of cash received .......................             (4,519)
    Other .................................................................................                 37                  30
                                                                                               ---------------     ---------------
              Net cash used in investing activities .......................................            (12,519)             (6,157)
                                                                                               ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt ................................................              5,236               7,477
    Additions to long-term debt ...........................................................              1,895               1,195
    Repayments of long-term debt ..........................................................             (2,274)             (1,647)
    Dividends paid ........................................................................             (5,696)             (5,280)
    Repurchases of common stock ...........................................................             (7,662)            (16,114)
    Sales of common stock .................................................................                205                 279
    Collection of employee discount on stock ..............................................                 28                  13
                                                                                               ---------------     ---------------
              Net cash used in financing activities .......................................             (8,268)            (14,077)
                                                                                               ---------------     ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS ......................................................................               (503)               (500)
                                                                                               ---------------     ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................................               (420)             (7,282)
CASH AND CASH EQUIVALENTS, beginning of period ............................................             11,334              17,197
                                                                                               ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period ..................................................    $        10,914     $         9,915
                                                                                               ===============     ===============
CASH PAID DURING THE PERIOD FOR:
    Interest ..............................................................................    $           696     $           713
    Income taxes ..........................................................................              8,745               7,363

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

            The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. For fiscal 2000, the Company's fiscal year will be a 53-week period. The additional week was included in the second fiscal quarter of fiscal 2000 and, accordingly, the results of operations for the nine months ended April 2, 2000 covers a 40-week period whereas the prior year included the results of operations for a 39-week period.

2.    Earnings per Share

            Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                            ----------------------------------    ----------------------------------
                             APRIL 2, 2000      MARCH 28, 1999     APRIL 2, 2000      MARCH 28, 1999
                            ---------------    ---------------    ---------------    ---------------
  Basic ................             14,366             14,849             14,521             15,081
  Stock options ........                 73                230                119                210
                            ---------------    ---------------    ---------------    ---------------
  Diluted ..............             14,439             15,079             14,640             15,291
                            ===============    ===============    ===============    ===============

3.    Inventories

            Inventories were composed of the following:

                                               APRIL 2, 2000      JUNE 27, 1999
                                              ---------------    ---------------

Raw materials ............................    $        10,939    $         8,994
Work in process ..........................                 35                 29
Finished goods ...........................             33,095             31,785
Packaging supplies .......................              6,135              5,762
                                              ---------------    ---------------
            Total ........................    $        50,204    $        46,570
                                              ===============    ===============

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

                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           -----------------------------------  -----------------------------------
                                                            APRIL 2, 2000       MARCH 28, 1999   APRIL 2, 2000       MARCH 28, 1999
                                                           ---------------     ---------------  ---------------     ---------------
Net income .............................................   $         6,624     $         6,318  $        18,855     $        17,748
Other comprehensive income:
  Unrealized gains on marketable securities, net of tax:
   Realized (gains) reclassified
     to net income .....................................              (515)               (359)            (778)               (785)
   Unrealized gains (losses) ...........................              (229)                (37)             (58)                266
  Foreign currency translation
    Adjustment .........................................              (780)             (1,788)          (2,111)             (2,712)
                                                           ---------------     ---------------  ---------------     ---------------
Total comprehensive income .............................   $         5,100     $         4,134  $        15,908     $        14,517
                                                           ===============     ===============  ===============     ===============

5.    Segment Information


                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
Net sales:                                               APRIL 2, 2000       MARCH 28, 1999      APRIL 2, 2000       MARCH 28, 1999
                                                        ---------------     ---------------     ---------------     ---------------
  Domestic .........................................    $        70,962     $        76,638     $       214,979     $       216,745
  Europe ...........................................             16,756              21,734              57,804              69,716
  Central America ..................................             20,527              20,115              61,084              61,832
                                                        ---------------     ---------------     ---------------     ---------------
      Total consolidated ...........................    $       108,245     $       118,487     $       333,867     $       348,293
                                                        ===============     ===============     ===============     ===============

Income:
  Operating income
    Domestic .......................................    $         8,276     $         7,693     $        23,844     $        20,585
    Europe .........................................                269                 511               1,477               2,267
    Central America ................................              2,425               2,429               7,488               7,907
                                                        ---------------     ---------------     ---------------     ---------------
      Total operating income .......................             10,970              10,633              32,809              30,759
    General corporate expenses .....................             (2,580)             (2,090)             (7,735)             (7,213)
                                                        ---------------     ---------------     ---------------     ---------------
      Income from operations .......................              8,390               8,543              25,074              23,546
  Interest expense .................................               (302)               (337)               (735)               (739)
  Equity in earnings of
    unconsolidated affiliates ......................                626                 228               1,154                 565
  Other income, net ................................                876                 620               1,694               2,303
                                                        ---------------     ---------------     ---------------     ---------------
    Income before income taxes and
      Minority interests ...........................    $         9,590     $         9,054     $        27,187     $        25,675
                                                        ===============     ===============     ===============     ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year . For fiscal 2000, the Company's fiscal year will be a 53-week period. The additional week was included in the second fiscal quarter of fiscal 2000 and, accordingly, the results of operations for the nine months ended April 2, 2000 cover a 40-week period whereas the prior year included the results of operations for a 39-week period.

                       THREE MONTHS ENDED APRIL 2, 2000
                COMPARED TO THREE MONTHS ENDED MARCH 28, 1999

            For the three months ended April 2, 2000, sales decreased $10.3 million or 8.6% to $108.2 million from $118.5 million recorded for the same period last year. Volume declines decreased sales by $3.3 million. A combination of price and product mix decreased sales $4.5 million and unfavorable foreign currency translation negatively impacted sales by $2.5 million. Domestic rice sales of $70.0 million decreased $5.7 million or 7.6% from the prior year sales of $75.7 million. In the domestic rice business, the retail sector recorded a $4.4 million or 7.9% decrease in sales. Unit volume sales declined in every category within the retail sector due to category weakness in the total retail segment and trade reduction in inventory levels. Within the retail sector, sales of regular rice decreased $2.1 million or 7.4% primarily due to a unit volume decrease of 3.8% and an increase in the sale of larger pack sizes, which carry a lower average selling price. Sales of value-added products decreased $1.9 million and sales of brown rice decreased by $0.4 million due to lower unit volumes. In the non-retail sector, sales decreased $1.3 million or 6.8%. Sales in the foodservice category increased 31.0%, or $0.7 million on a unit volume increase of 30.0%. Sales in the export/commodity category decreased $1.8 million or 14.6% due to a 13.2% decrease in unit volume sales. Industrial sales increased $0.4 million from the prior year due to increased industrial unit volumes. Sales from the Company's energy cogeneration joint venture increased slightly due to higher prices. Sales in Central America increased $0.4 million or 2.0% to $20.5 million compared to $20.1 million in the prior year. Higher volumes were recorded in both the fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $1.3 million. Higher prices increased sales by $1.3 million and unfavorable currency translation reduced sales by $2.2 million. In Europe, sales declined by $5.0 million or 22.9% to $16.8 million from $21.8 million last year. Lower unit volumes decreased sales by $3.0 million and a combination of lower selling prices and product mix reduced sales by $1.7 million. Unfavorable currency translation decreased sales by $0.3 million. Volumes were down in virtually all product categories reflecting continuing soft retail trading conditions, competitive pressures and the loss of representation of a dried fruit brand.

            Gross profit increased $2.9 million or 8.4% to $37.8 million from $34.9 million a year ago. As a percentage of sales, gross profit increased to 34.9% from 29.4%. In the domestic rice business, gross profit increased by $2.7 million and, as a percentage of sales, to 41.3% from 34.5% primarily as a result of lower rice costs. In Central America gross profit increased $0.4 million or 5.7% to $6.8 million as a result of higher margins in cookie and cracker product products. Gross profit as a percentage of sales in Central America increased to 33.2% from 32.1% in the same period last year. In Europe, gross profit declined by $0.4 million or 14.7%. due to the lower sales volume.

            Advertising, selling and warehousing expenses increased by $2.6 million to $23.9 million from $21.3 million in the same period last year. The increase in this expense category came primarily in the media advertising and promotional programs in the domestic rice business and was due to competitive market activity. In addition a $0.4 million expense was incurred in connection with the write-off of an account receivable due from AmeriServe Food Distribution, Inc., which filed for bankruptcy during the period

            Administrative and general expenses increased $0.4 million or 8.8% to $5.5 million. The increase was primarily related to domestic operations and resulted from normal inflationary increases as well as timing-related items, which operated to reduce the prior year expense.

            Income from operations decreased $0.1 million or 1.8% to $8.4 million from $8.5 million in the same period last year. As a percentage of sales, operating income increased to 7.8% from 7.2% in the prior year. The increase in gross profit of $2.9 million was offset by $2.6 million increase in advertising, selling and warehousing expenses and $0.4 million increase in administrative and general expenses. Operating income increased by $0.4 million or 5.5% to $8.2 million in the domestic rice business due to the increase in gross profit discussed above partially offset by higher advertising, selling and warehousing expenses. In Central America, operating income was even with last year at $2.4 million. The increase in gross profit of $0.4 million was offset by $0.4 million in higher advertising, selling and warehousing expenses related to expanding distribution. Operating income for European operations decreased by $0.2 million due to the decline in gross profit discussed above partially offset by $0.2 million in lower administrative expenses.

            Total other income increased $0.7 million. Gains from the sale of marketable securities increased $0.2 million while equity in earnings of unconsolidated affiliates increased by $0.4 million and miscellaneous other expenses declined by $0.1 million. Rivland, the Company's rice flour joint venture, reported a record volume quarter and the Company recorded for the first time income attributable to Euryza GmbH, a German rice company recently acquired by the Company's Belgian affiliate.

            The effective tax rate of 30% was equal to the rate of last year. The rate in the current year is below the statutory rate primarily due to energy tax credits related to the cogeneration operations and lower effective tax rates applicable to certain foreign operations.

            Net income for the current quarter was $6.6 million compared to $6.3 million for the same quarter last year and diluted earnings per share were $0.46, up from $0.42.

                       NINE MONTHS ENDED APRIL 2, 2000
                 COMPARED TO NINE MONTHS ENDED MARCH 28, 1999

            Sales decreased $14.4 million or 4.1% to $333.9 million in the nine-month period ended April 2, 2000 versus $348.3 million for the same period of the previous year. Domestic sales decreased by $1.8 million or 0.8% to $215.0 million while sales from international operations decreased by $12.6 million to $118.9 million. Increased volumes added $4.0 million to sales while a combination of price and sales mix decreased sales by $8.9 million. Unfavorable currency translation reduced sales by $9.5 million. In the domestic rice business, sales in the retail category decreased $0.6 million or 0.4% primarily due to higher unit volume sales of regular rice products offset by lower unit volume sales in the other categories and further decreased by sales mix. During the current year more large pack sizes were sold and those are sold at a lower unit volume price. Of the total $0.6 million decrease in sales in the retail category, higher volumes increased sales $3.3 million and a combination of product mix and selling price reduced sales $3.9 million. In the non-retail category that includes regular rice sales to the foodservice, industrial and export sectors, sales decreased by $1.5 million. Increased volumes accounted for an increase of $4.7 million and lower pricing and product mix reduced sales $6.2 million. Sales from the Company's energy cogeneration joint venture increased by $0.3 million. Higher volumes added $0.1 million and higher prices $0.2 million. Sales by the Company's Central American operations decreased $0.7 million or 1.2% to $61.1 million. Increased sales volumes in both cookie and cracker products and fruit nectar and juice products added $3.0 million to sales. Higher prices added $4.2 million to sales and unfavorable currency translation reduced sales by $7.9 million. Sales by the Company's European operations decreased $11.9 million or 17.1% to $57.8 million. Lower volumes decreased sales by $7.0 million. Lower prices due to more competitive markets reduced sales by $3.3 million and unfavorable foreign currency exchange decreased sales $1.6 million.

            Gross profit increased by $7.7 million or 7.6% to $108.2 million in the nine-month period from $100.5 million in the same period of the previous year. As a percentage of sales, gross profit increased to 32.4% of sales in the current period versus 28.9% of sales last year. In the domestic rice business gross profit increased $8.1 million or 11.1% to $81.4 million primarily due to increased unit volumes and lower rice costs. As a percentage of sales gross profit increased to 38.4% in the current year versus 34.2% in the prior year. In Central America, gross profit increased by $0.3 million due to improved margins on cookies and crackers and fruit nectars and juices and vegetable products. The margin improvement was related to improved operating efficiencies. As a percentage of sales, gross profit in Central America increased to 33.1% from 32.2%. Gross profit decreased by $0.7 million in Europe due to lower sales. As a percentage of sales gross profit improved to 11.7% in the current year compared to 10.8% in the previous period.

            Advertising, selling and warehousing expenses increased by $5.4 million to $66.8 million from $61.4 million in the same period last year. The increase in this expense category came primarily in the media advertising and promotional programs in the domestic rice business due to competitive market activity and in Central America due to higher costs associated with expanding and improving the distribution system in the region. In addition a $0.4 million expense was incurred in connection with the write-off of an account receivable due from AmeriServe Food Distribution, Inc., which filed for bankruptcy during the period.

            Administrative and general expenses increased by $0.7 million or 4.3% to $16.3 million. The increased was primarily related to domestic operations and resulted from normal inflationary increases as well as timing-related items, which operated to reduce the prior year expense.

            Income from operations increased by 6.5% to $25.1 million from $23.5 million last year. As a percentage of sales, operating income increased to 7.5% from 6.8%. In the domestic rice business, operating income increased $3.3 million or 16.0% to $24.0 million. This increase was due to $8.1 million in higher gross profit partially offset by an increase of $4.6 million in advertising, selling and warehousing expenses connected with increased competitive market conditions. In Central America operating income decreased $0.4 million to $7.5 million. Increased advertising, selling and warehousing expenses of $0.9 million related to expanding and improving distribution in the region offset the increase in gross profit in Central America of $0.3 million. In Europe, operating profit declined $0.8 million or 34.9% as a result of the lower sales volumes.

            Total other income of $2.1 million was even with the prior year. Net interest income was $0.1 million higher in the current year due to improved cash flow. Equity in earnings of unconsolidated affiliates increased by $0.6 million to $1.2 million. Rivland, the Company's rice flour joint venture, reported a record volume quarter and the Company recorded for the first time income attributable to Euryza GmbH, a German rice company recently acquired by the Company's Belgian affiliate. Other miscellaneous expense increased by $0.7 million. In the prior year the Company received income from the settlement of litigation, which did not recur in the current period.

            Tax expense increased $0.4 million to $8.1 million in the current year. The effective tax rate was 29.9% in the current period as compared to 30.1% in the same period last year. The rate in the current year is below the statutory rate primarily due to energy tax credits related to the energy cogeneration operations and lower effective tax rates in certain foreign operations.

            Net income for the nine-month period was $18.9 million up 6.2% compared to $17.7 million for the comparable period last year. Diluted earnings per share were $1.29 versus $1.16 last year.

LIQUIDITY AND CAPITAL RESOURCES

            Cash provided by operating activities totaled $20.9 million for the nine months ended April 2, 2000, which was an increase of $7.4 million from the same period last year. The increase in cash provided by operations was due to an increase in net income of $1.1 million and $0.2 million in depreciation and amortization expense. Also, net working capital declined by $5.1 million due mainly to lower rice inventory costs and deferred taxes increased by $1.0 million.

            Cash used in investing activities increased to $12.5 million from $6.2 million in the same period in the prior year. Purchases of property, plant and equipment totaled $9.7 million, which were $3.1 million more than purchases in the same period last year. Cash of $4.5 million was used to purchase certain assets of the wild rice business acquired from Bush Agricultural Resources, Inc. and cash due from affiliates increased by $1.1 million.

            Cash used in financing activities totaled $8.3 million in the nine months ended April 2, 2000, which was $5.8 million less than last year. During this period the Company repurchased 0.4 million shares of its common stock paying $7.7 million. In the prior year the Company repurchased 0.8 million shares at a cost of $16.1 million. In the current period $4.9 million was provided by additional net borrowings whereas in the prior year $7.0 million was provided by additional loans. Dividend payments in the period ended April 2, 2000 were $5.7 million, up from $5.3 million paid in the same period last year.

            On October 21, 1999, the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.14 per share from $0.125 per share, for an indicated annual rate of $0.56 per share.

            The Company's financial position continues to remain strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide sufficient capital resources and liquidity to meet its needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            From time to time, the Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in rice costs, packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes rough rice futures contracts, packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twenty-four months. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other speculative activity or other economic exposures for which speculative accounting treatment of the hedging instrument would be required. Derivative financial instruments are not material as of April 2, 2000.

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

            Direct costs incurred in converting all systems to accommodate the Year 2000 issue totaled $0.8 million. Of this total, $0.2 million was capitalized and $0.6 was expensed as incurred. The $0.2 million capitalized was primarily costs for the purchase of new personal computers to replace units for which it was not economical or practical to convert to be Year 2000 compliant.

            The Company deferred certain information technology projects due to the effort required to convert existing systems to be Year 2000 compliant. The Company expects to resume its normal development and maintenance operations in the current year, but does not believe the past deferral of certain projects to have adversely effected its operations.

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

                          PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 15, Letters from Arthur Andersen LLP dated April 27, 2000, regarding unaudited financial statements.

            (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RIVIANA FOODS INC.

Dated: May 5, 2000                        By: /S/ E. WAYNE RAY, JR.
                                              ----------------------------------
                                          E. Wayne Ray, Jr.
                                          Vice President, Chief Financial
                                          Officer and Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                      SEQUENTIAL
NO.                                DESCRIPTION                       PAGE NUMBER
---   -----------------------------------------------------------    -----------
15    Letters from Arthur Andersen LLP dated April 27, 2000,
        regarding unaudited financial statements.................        14