Form 10-K405
period 2000-07-02
RIVIANA FOODS INC /DE/
filed 2000-09-20
CIK 934650

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JULY 2, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                               ----       ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             ----

     As of August 24, 2000 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $99,492,000.

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at August 24, 2000 was 14,126,853.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held October 18, 2000 (the "Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Riviana Foods Inc. ("Riviana," the "Company," or the "Registrant") was incorporated on January 31, 1986. The Company's predecessors date back to 1911 when Frank A. Godchaux began the amalgamation of 25 rice mills in southwest Louisiana.

     Riviana processes, markets and distributes rice products in the United States, cookies, crackers, fruit juices, nectars and drinks, and processed fruits and vegetables in Central America, and rice and other food products in Europe. For fiscal 2000, the Company's domestic operations accounted for approximately 65% and 73% of net sales and operating income before general corporate expenses, respectively, and international operations accounted for approximately 35% and 27% of net sales and operating income before general corporate expenses, respectively.

     Riviana's domestic operations consist primarily of sales of retail branded and private-label rice products, sales of rice products to retail food service chains, sales of rice and rice by-products to major food processors and other industrial users and exports of branded and value-added rice products to Puerto Rico and a number of international markets. Sales of retail branded and private-label rice products represent the most significant component of the Company's domestic operations, accounting for approximately 47% of the Company's total net sales during fiscal 2000.

     By volume, Riviana is the largest seller of retail branded and private-label rice products in the United States, offering a variety of products in each of the retail rice industry's four categories: dried rice (milled white and parboiled rice), instant rice (rice that cooks in 10 minutes or less), prepared rice (specialty mixes) and brown rice.

     The Company's domestic sales by hundredweight ("cwt") of retail rice products have grown at a compound annual rate of 5% from fiscal 1996 to 2000. The Company believes its consistent growth has resulted from its longstanding national presence and reputation for quality, and its ability to develop and market easy-to-prepare, value-added instant and specialty mix products.

     The Company markets its branded products under a number of nationally recognized brand names including:

          MAHATMA(R) -- the best selling brand of packaged long grain rice in the U.S. for ten years.

          SUCCESS(R) -- the leading brand of instant boil-in-bag rice and the second leading brand of instant rice in the U.S.

          CAROLINA(R) -- one of the leading brands of packaged long grain rice in the northeastern and mid-Atlantic U.S.

          WATERMAID(R) -- the leading brand of medium grain rice in the south and southeastern U.S.

          RIVER(R) -- the top-selling brand of packaged medium grain rice in several northeastern and mid-Atlantic U.S. markets.

          S&W(R) -- the best selling brand of packaged long grain rice in the Pacific northwest.

          GOURMET HOUSE(R) -- the leading brand of packaged wild rice in the
                              U.S.

     Riviana also markets a variety of easy-to-prepare, flavored rice mixes under the Mahatma(R), Carolina(R) and Success(R) brand names, including Mahatma(R) brand Yellow Rice, Red Beans & Rice, Spanish Rice, Black Beans & Rice, Spicy Yellow Rice, Nacho Cheese Rice and Beef Rice, Carolina(R) brand Yellow Rice, Black Beans & Rice, Pilaf Rice, Chicken Rice and Spanish Rice, and Success(R) brand Yellow Rice, Brown & Wild Rice, Broccoli & Cheese Rice, Red Beans & Rice and Grilled Chicken & Broccoli Rice.

     In addition to its branded products, the Company supplies a full range of private-label rice products -- dried rice, instant rice, rice mixes and brown rice -- to numerous food retailers, including 48 of the top

50 retailers in the United States. In July 1998, the Company also began marketing and distributing retail rice products in the United States and the Bahamas for Riceland Foods, Inc., with whom it also participates in rice flour milling and co-generation projects.

     The Company supplies parboiled and instant rice in bulk to a number of the nation's major food processors for use as an ingredient in other food products. The Company also markets a range of foodservice products, principally instant rice, parboiled rice, and rice mixes, to several of the top restaurant chains and foodservice companies in the United States, and sells bulk rice and rice by-products to industrial users.

     Riviana exports brand name and value-added rice products to Puerto Rico and a number of foreign countries. The Company's Puerto Rican brands, El Mago(R), Sello Rojo(R) and Mahatma(R), represent approximately 20% of the total Puerto Rican retail rice market, where per capita rice consumption is approximately five times the United States level. The Company also exports brand name and private-label rice products to Canada, Mexico, Guatemala and countries in the Caribbean, Europe, Africa and the Middle East.

     In Central America, the Company operates as one of the largest manufacturers of cookies and crackers and processors of fruits and vegetables through Pozuelo, S.A. ("Pozuelo") in Costa Rica and Alimentos Kern de Guatemala, S.A. ("Kern"). In cookies and crackers, Costa Rica is the largest market, followed by Guatemala and El Salvador. The Company has committed significant resources to the manufacturing of cookies and crackers in the past five years to modernize its facilities and convert them into a modern, efficient baking operation. The principal brands are Riviana Pozuelo(R) soda crackers and saltines, Bokitas(R) oil sprayed crackers, Familia(R) assortments of sweet biscuits, and Chiky(R), which is a chocolate-enrobed sweet biscuit. In processed fruits and vegetables, the Company produces a wide variety of products, including fruit nectars and juices, fruit drinks, tomato products (sauces, ketchup and paste), canned vegetables and refried beans under the Kern's(R), Ducal(R), Fun-C(R) and Koolfrut(R) brands. These products are sold principally in Central America with the largest markets being Guatemala, Costa Rica and El Salvador. Exports, including refried beans exported to the United States, represent a part of the Central American business. Many of the Company's primary brand name products are market leaders in Central America in their respective categories.

     Sales in Central America, expressed in dollars, have grown at a compound growth rate of 4% from fiscal 1996 to 2000. The Central American segment accounted for approximately 18% of net sales and 22% of operating income before general corporate expenses in fiscal 2000.

     In Europe, the Company is a major rice miller, marketer and distributor of rice products and a distributor of other food products including canned and dried fruits, nuts, vegetables and meats to retail, wholesale, food-service and industrial customers through its subsidiaries, N & C Boost N.V. ("N&C") and Stevens & Brotherton Ltd. ("S&B"). N&C, a Belgian subsidiary, competes in the continental European rice market through its management of Boost Nutrition C.V. ("Boost"). Boost is accounted for as an unconsolidated affiliate and is jointly owned by N&C and Arrocerias Herba, S.A., a major European rice miller and marketer. Boost buys parboiled and regular brown rice in bulk, which it then mills, packages and markets under its own and private-label brand names and in bulk. Boost markets its own brand name, Bosto(R), in Belgium, and Oryza(R), in Germany, which are leading brands of consumer packaged rice in those countries. Boost's Boss(R) brand canned cream rice is the leading canned creamed rice in Belgium. Boost also distributes bulk and private-label packaged rice to major retailers in Europe. The Boost joint ownership agreement provides that each party has certain rights to buy the other's interest or require the other to buy its interest. N&C also owns a one-third interest in Herto N.V., a major European rice cake manufacturer.

     S&B, a United Kingdom subsidiary, distributes a variety of brand name and private-label products including rice and canned fruits, vegetables and meats to retail, wholesale, foodservice and industrial customers. The products distributed by S&B are all produced by other manufacturers and generate a lower gross profit margin than other Riviana operations.

     The Company's European operations accounted for approximately 17% of net sales and 5% of operating income before general corporate expenses in fiscal 2000.

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

     The Company has a large customer base that includes retail supermarket chains, wholesalers, industrial ingredient users, restaurant chains, breweries and other food processors. No customer, domestic or international, accounted for more than 5% of the Company's consolidated revenues in fiscal 2000.

     In the United States, the Company supports its branded business primarily with regional media advertising and trade and consumer promotions, including significant coupon and product tie-in programs. These programs are coordinated by Company marketing and sales departments through eight regional managers and a national network of food brokers.

     The Company's sales of retail rice products are executed on a purchase order basis, although the Company does have some contracts under which it supplies rice products to industrial and international customers. The Company's sales of retail rice products are conducted through independent food brokers, who are coordinated by the Company's regional sales managers. Products are distributed through a nationwide network of Company and public warehouses.

     The Company buys rough rice from a variety of farm sources, primarily in Arkansas and Louisiana. No single source accounts for more than 10% of rough rice purchases. In addition to milling rice in its own facilities, the Company purchases significant amounts of rice milled to the Company's specifications from a number of the leading rice milling companies in the United States. In fiscal 2000, 71% of the Company's milled rice purchases was from one supplier. The Company believes adequate alternative sources of supply are readily available.

     The Company's competitive position depends largely on continued consumer brand loyalty and its ability to introduce and gain customer acceptance for new products. The Company competes with three major industry leaders and with several regional competitors on the basis of price, quality, brand name recognition, availability of products and product innovation.

     The Company is the industry leader in sales of branded rice measured by volume. The Quaker Oats Company is the largest seller of branded rice in the industry measured in dollars with its rice mixes, Rice-A-Roni and Near East. Mars, Inc., through its subsidiary Uncle Ben's, Inc., is the largest seller of parboiled rice. Kraft Foods Inc., a subsidiary of Philip Morris Companies, Inc., produces the leading brand of instant rice, Minute.

     The Company's Central American subsidiaries have local competitors, some of which are affiliated with multinational companies. New competition has come from an influx of international brands imported from the United States, Mexico and South America attributable largely to declining import duties in Central America.

     In Belgium and Germany, Boost competes with branded products from Master Foods (a subsidiary of Mars, Inc.) and Kraft Foods, as well as branded products packaged by other European millers and processors. In the United Kingdom, S&B competes with European rice millers, including mills in the United Kingdom, from which it also purchases rice, for its share of the rice market. In the private-label market for products other than rice, S&B competes with importers representing world-wide manufacturing operations that process fruits, vegetables and other food products.

     Although the Company is not involved in rice farming, certain government regulations affecting United States rice farmers have an impact on the Company's cost of raw materials. Substantially all rice grown in the United States is influenced by government programs.

     In April 1996, the Federal Agriculture Improvement and Reform Act ("1996 Farm Bill") was enacted to replace the 1990 predecessor, the Food, Agriculture, Conservation and Trade Act of 1990 ("1990 Farm Bill"). The 1996 Farm Bill provides marketing loans and agricultural marketing transition payments (as defined) to qualifying farmers for seven years beginning with the 1996 crop. Under the 1996 Farm Bill, agricultural market transition payments range on a declining scale from $2.75 per cwt for the 1996 crop to $2.03 per cwt in 2002 and replace similar payments of the 1990 Farm Bill. However, for the 1999 and 2000 crop years, the payments were supplemented to counter low commodity prices. Unlike the payments under the 1990 Farm Bill, the agricultural market transition payments are fixed without reference to price levels. Other important provisions of the 1996 Farm Bill include the elimination of acreage reduction incentives and increased flexibility of farmers to plant different crops other than rice as market conditions warrant. The changes introduced by the 1996 Farm Bill may have a significant impact on the supply and price level of rice grown in the United States.

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

     As of August 31, 2000, the Company employed approximately 2,784 employees, 22% of whom were covered by collective bargaining agreements. In Houston, Texas, the Company is a party to collective bargaining agreements with General Drivers, Warehousemen and Helpers Teamsters Local Union No. 968, covering a total of 257 employees. In Memphis, Tennessee, the Company is a party to a collective bargaining agreement with Teamsters Local Union No. 1196 covering 100 employees. In Guatemala, Kern's collective bargaining agreement with a local union expired in June 2000 and is currently being renegotiated. It covers 264 employees. The Company believes its labor relations are good.

ITEM 2. PROPERTIES.

     The following table lists the Company's principal properties, all of which are owned unless otherwise indicated.

LOCATION                                          NATURE OF FACILITY                    SQUARE FOOTAGE
--------                                          ------------------                    --------------
Houston, Texas..................  Processing, packaging, technical center, warehouse       170,600
Houston, Texas(1)...............  Corporate headquarters                                    52,100
Abbeville, Louisiana............  Processing, packaging, warehouse                         137,200
Memphis, Tennessee..............  Packaging, warehouse                                      99,700
Carlisle, Arkansas..............  Processing                                                94,880
Jonesboro, Arkansas(1)..........  Operations, gasification, storage for rice hulls           6,000
Stuttgart, Arkansas(1)..........  Operations, gasification, storage for rice hulls          36,705
Edison, New Jersey(1)...........  Warehouse                                                 99,902
Clearbrook, Minnesota...........  Processing, packaging, warehouse                          27,440
Orpington, England(1)...........  Trading office                                            11,100
Bristol, England(2).............  Distribution                                             210,000
San Jose, Costa Rica............  Production, packaging, warehouse                         257,000
Guatemala City, Guatemala.......  Production, packaging, warehouse                         267,000
San Salvador, El Salvador(1)....  Distribution, warehouse                                   28,000
Managua, Nicaragua(1)...........  Distribution, warehouse                                   22,600

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended July 2, 2000, no matter was submitted to a vote of the stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth in Item 8 in Note 10, "Capital stock," and in Note 13, "Selected quarterly financial data (unaudited)."

     On August 31, 2000, the Board of Directors declared a quarterly cash dividend of $0.14 per common share payable October 10, 2000 to stockholders of record on September 5, 2000.

     The Company has a continuing stock repurchase program. The program authorizes the repurchase of up to 3,000,000 shares of the Company's common stock from time to time. As of August 24, 2000 the Company had repurchased 1,910,096 shares. The Company expects to finance any future repurchases from working capital, unused short-term credit lines and cash flow from operations.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table represents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1996 through 2000. All amounts are in thousands except per share data.

                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
     Net sales..........................  $435,885   $462,761   $454,012   $460,183   $440,492
     Net income.........................    25,101     24,255     22,590     20,025     18,342
     Earnings per share:
          Basic.........................      1.74       1.62       1.44       1.27       1.16
          Diluted.......................      1.73       1.60       1.42       1.26       1.15
BALANCE SHEET DATA (AT END OF YEAR):
     Total assets.......................  $209,115   $200,204   $205,328   $191,889   $182,504
     Short-term debt and Current
       maturities of long-term debt.....     5,900      1,973      2,705      6,874     13,031
     Long-term debt, net of current
       maturities.......................     1,462      1,390      1,861      2,619      3,644
     Total debt.........................     7,362      3,363      4,566      9,493     16,675
     Stockholders' equity...............   134,931    130,377    137,744    127,076    116,506
     Dividends paid per share...........      0.53       0.47       0.42       0.38     0.3466

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.

GENERAL

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business. For fiscal 2000, the Company's fiscal year was a 53-week period whereas fiscal 1999 covered 52-weeks of operations. The additional week was included in the second fiscal quarter of fiscal 2000.

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

     Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the Company's results of operations or financial position for the three years ended July 2, 2000. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations or financial position of the Company's units located in that region because the Company has generally been able to pass on cost increases to its customers.

     The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

Fiscal 2000 Compared to Fiscal 1999

     For the fiscal year ended July 2, 2000 sales decreased $26.9 million or 5.8% to $435.9 million from $462.8 million for the previous fiscal year. Domestic sales decreased $6.6 million or 2.3% to $281.5 million and sales from international operations decreased by $20.3 million or 11.6% to $154.4 million. Lower volumes reduced sales $3.0 million and the combined effect of price and sales mix decreased sales by $12.2 million. Unfavorable currency translation reduced sales a further $11.7 million. In the domestic rice business sales of $277.5 million decreased $7.1 million or 2.5% from the prior year sales of $284.6 million. In the retail sector, sales decreased by $2.9 million or 1.4% to $205.2 million in fiscal 2000 from $208.1 million in the prior year. Higher volumes added $1.9 million to sales and a combination of price and product mix reduced sales by $4.8 million. Within the retail sector, sales of regular rice decreased by $0.7 million or 0.7% due primarily to the product mix which decreased sales $4.3 million partially offset by higher volumes which increased sales $3.6 million. Sales of value-added instant and prepared rice mix products decreased by $2.0 million or 2.1% due primarily to competitive market conditions in the prepared rice mix category. Sales of brown rice decreased over the prior year by $0.2 million due to a 4.8% decrease in unit volumes. In the non-retail sector, excluding by-products, sales decreased $4.2 million or 5.7%. Sales increased $2.3 million or 26.1% in the foodservice sector with increased volumes adding $2.5 million and a change in the product mix reducing sales by $0.2 million. The industrial sector recorded a 12.3% increase in unit volumes and a $1.6 million or 11.5% increase in sales. In the lower margin export/commodity sector, sales decreased by $8.1 million or 15.5%. Lower volumes decreased sales $2.0 million and a combination of price and product mix decreased sales $6.1 million. Sales of rice by-products were even with the prior year with higher prices offsetting lower volumes. The Company's energy co-generation joint venture increased sales $0.5 million due to higher volumes and prices. Higher natural gas prices added $0.4 million to sales and increased volumes added an additional $0.1 million. Sales in Central America decreased $0.5 million or 0.6% to $80.6 million compared to $81.1 million in the prior year. Higher volumes were recorded in both fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $4.0 million. Higher prices increased sales by $4.8 million and unfavorable currency translation reduced sales by $9.3 million. In Europe, sales declined by $19.8 million or 21.1% to $73.8 million from $93.6 million last year. Lower unit volumes decreased sales by $12.6 million as the Company continued to eliminate sales of certain lower margin products and distributorships for two product lines were cancelled. A combination of price and product mix reduced sales by $4.8 million and unfavorable currency translation decreased sales by $2.4 million.

     Gross profit increased by $8.7 million or 6.5% to $143.1 million from $134.4 million a year ago and increased as a percentage of sales to 32.8% from 29.0% due to higher percentage margins in all business segments. In the domestic rice business gross profit increased $9.8 million or 10.0% to $108.0 million from $98.2 million in the same period last year. Gross profit increased primarily as a result of lower rice costs. In the domestic rice business, gross profit as a percentage of sales increased to 38.9% from 34.5%. The domestic energy co-generation operations reported a loss at the gross profit level of $0.1 million versus a break-even position in the prior year. The lower gross profit resulted from reduced operating level due to major maintenance and repairs. Gross profit in Central America improved by $0.3 million or 1.3% to $26.4 million and increased as a percentage of sales to 32.6% from 32.0% in the prior year. The gross profit increase was due to operating efficiencies. In Europe gross profit decreased by $1.3 million or 12.8% to $8.8 million, but increased as a percentage of sales to 12.0% from 10.8% last year. The decrease in gross profit was due to lower sales volumes and the increase in gross profit as a percentage of sales was due to the product mix.

     Operating income increased $1.5 million or 4.7% to $33.9 million from $32.4 million in the same period last year. As a percentage of sales, operating income increased to 7.8% from 7.0% in the prior period. The increase in operating income was principally due to improved results in the domestic rice business. Operating income in the domestic rice business increased by $3.7 million or 12.9% to $32.4 million. The increase in operating profit resulted from the $9.8 improvement in gross profit as discussed above offset by $5.7 million in increased advertising, selling and warehousing expenses which were primarily higher promotional spending in the value-added categories due to competitive market conditions and higher administrative expenses of $0.4 million. In Central America, operating income declined $0.6 million or 5.5% to $9.6 million. Increased advertising, selling and warehousing expenses of $1.0 million offset the increase in gross profit of $0.3 million and administrative expenses were $0.1 million lower. The increase in these expenses was related to expanded regional distribution. Operating income in Europe declined $1.0 million or 32.8% to $2.0 million. This decline was directly related to the decrease in gross profit.

     Other income of $2.3 million decreased by $0.5 million from the prior year. Net interest income was constant at $0.3 million. Equity in the earnings of unconsolidated affiliates of $1.7 million was $0.5 million higher than the same period last year due primarily to record volumes at the Company's rice flour joint venture operation. Gain from the sale of marketable securities of $1.4 million was $0.2 million lower than the previous year. Other miscellaneous expense increased by $0.8 million to $1.1 million. The Company received $0.8 million in the prior year from the settlement of litigation.

     Income tax expense of $10.9 million reflected an increase of $0.3 million from the same period last year and the effective rate decreased slightly to 29.9% from 30.1%. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate and the utilization of energy tax credits related to the Company's co-generation joint venture.

     Net income for the current year increased $0.8 million or 3.5% to $25.1 million from $24.3 million in the prior fiscal year. Diluted earnings per share were $1.73, up from $1.60 in the prior period.

Fiscal 1999 Compared to Fiscal 1998

     For the fiscal year ended June 27, 1999, sales increased $8.8 million or 1.9% to $462.8 million from $454.0 million for the previous fiscal year. Domestic sales increased by $9.1 million or 3.2% to $288.1 million while sales from international operations decreased by $0.3 million to $174.7 million. Increased volumes added $21.7 million to sales and the combined effect of price and sales mix decreased sales by $3.8 million. Unfavorable currency translation reduced sales a further $9.1 million. In the domestic rice business sales of $284.7 million increased $8.6 million or 3.1% from the prior year sales of $276.1 million. In the retail sector, sales increased by $4.2 million or 2.0% to $208.1 million in fiscal 1999 from $203.9 million in the prior year primarily due to increased volumes in regular rice products. Within the retail sector, sales of regular rice increased by $4.6 million or 4.6% due primarily to a unit volume increase of 6.3% that added $6.4 million to sales while the product mix decreased sales by $1.8 million. Sales of value-added products decreased by $1.2 million or 1.3% due primarily to competitive market conditions in the prepared rice mix category. Sales of brown rice increased over the prior year by $0.7 million due to a 5.9% increase in unit volumes. In the non-retail sector, sales increased $4.4 million or 6.1%. Sales increased $0.7 million or 8.8% in the foodservice sector with increased volumes adding $1.5 million and a change in the product mix reducing sales by $0.8 million. The industrial sector recorded a 19.2% increase in unit volumes and a $2.1 million or 18.5% increase in sales. In the lower margin export/commodity sector, sales increased by $2.2 million or 4.5%. Increased volumes added $3.6 million in sales and a combination of price and product mix decreased sales $1.4 million. Lower selling prices for rice by-products reduced sales by $1.1 million while higher volumes increased sales by $0.4 million. Sales from the Company's energy co-generation joint venture increased by $0.5 million due to higher volumes of $0.4 million and higher prices of $0.1 million. Sales in Central America increased $4.9 million or 6.4% to $81.2 million compared to $76.3 million in the prior year. Higher volumes were recorded in both fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $7.5 million. Higher prices increased sales by $5.9 million and unfavorable currency translation reduced sales by $8.5 million. In Europe, sales declined by $5.2 million or 5.2% to $93.5 million from $98.7 million last year. Lower unit volumes decreased sales by $0.9 million as the Company continued to eliminate sales of certain lower margin products. A combination of price and product mix reduced sales by $3.7 million and unfavorable currency translation decreased sales by $0.6 million.

     Gross profit increased by $5.3 million or 4.1% to $134.4 million from $129.1 million a year ago and increased as a percentage of sales to 29.0% from 28.4% due to higher percentage margins in the domestic rice and European segments of the business. In the domestic rice business gross profit increased $4.2 million or 4.4% to $98.2 million from $94.0 million in the same period last year. Gross profit increased primarily as a result of the increased sales volumes and lower rice costs. In the domestic rice business, gross profit as a percentage of sales increased to 34.5% from 34.1%. The domestic energy co-generation operations increased gross profit to $0.1 million from a break-even position in the prior year. The improved gross profit contribution resulted from increased sales. Gross profit in Central America improved by $1.3 million or 5.5% to $26.0 million, but declined as a percentage of sales to 32.0% from 32.3% in the prior year. The increase in gross profit was directly related to the sales increase and the decline as a percentage of sales was due to a larger portion of sales being made in export markets which carry a lower margin. In Europe gross profit decreased by $0.3 million or 3.1% to $10.1 million and increased as a percentage of sales to 10.8% from 10.6% last year. The decrease in gross profit was due to lower sales volumes and the increase in gross profit as a percentage of sales was due to the product mix.

     Operating income increased $1.5 million or 5.0% to $32.4 million from $30.9 million in the same period last year. As a percentage of sales, operating income increased to 7.0% from 6.8% in the prior period. The increase in operating income was principally due to improved results in the domestic rice business. Operating income in the domestic rice business increased by $2.4 million or 9.1% to $28.7 million. The increase in operating profit resulted from the $4.2 improvement in gross profit as discussed above offset by $1.7 million in higher advertising, selling and warehousing expenses which were primarily higher promotional spending in the prepared rice mix category due to competitive market conditions. In Central America, operating income declined $0.3 million or 2.9% to $10.2 million. Increased advertising, selling and warehousing expenses of $1.3 million offset the increase in gross profit of $1.3 million and administrative expenses were $0.3 million higher. The increase in these expenses was related to expanded regional distribution. Operating income in Europe declined $0.3 million or 9.6% to $3.0 million. This decline was directly related to the decrease in gross profit.

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

     Income tax expense of $10.6 million reflected an increase of $0.6 million from the same period last year and the effective rate decreased slightly to 30.1% from 30.2%. This decrease in the rate reflected higher energy tax credits related to the Company's co-generation joint venture.

     Net income for the current year increased $1.7 million or 7.4% to $24.3 million from $22.6 million in the prior fiscal year. Diluted earnings per share were $1.60, up from $1.42 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during fiscal 2000. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company's primary sources of liquidity are cash provided by operating activities and external borrowing. A strong working capital position and continued profitable operations are the key factors that allow the Company to satisfy most of its capital requirements internally.

     The Company's total of cash and marketable securities at July 2, 2000 exceeded total debt by $7.7 million. The ratio of debt to total capitalization (total debt plus stockholders' equity) increased to 5.2% at the end of fiscal 2000 from 2.5% the previous year. The current ratio decreased to 1.9 in fiscal 2000 from 2.0 at the end of the prior year.

     Consistent with historical results, operations provided a strong, positive cash flow in fiscal 2000, which resulted in net cash provided by operations of $32.1 million. This represented an increase of $1.3 million from the prior year. Net income increased by $0.8 million or 3.5% to $25.1 million and non-cash depreciation and amortization charges increased by $0.3 million. Equity in the earnings of unconsolidated affiliates increased by $0.5 million. Based on the Consolidated Statements of Cash Flows which eliminate the effect of fluctuations in foreign currency translation rates, working capital requirements were reduced and cash of $2.7 million was provided compared to the prior year when working capital requirements also decreased and provided cash of

$4.5 million. The largest change was in inventory. In fiscal 2000, excluding the effect of exchange rate changes, inventory decreased by $2.4 million whereas in the prior year inventory decreased by $1.0 million. Accounts receivable in the current year decreased $1.5 million while in the prior year accounts receivable increased $3.1 million. Accounts payable and accrued liabilities were about even with the prior year compared to an increase of $6.1 million in the previous period due primarily to the timing of transactions. For the three year period ended July 2, 2000, net cash provided by operations has exceeded capital expenditures and dividend requirements by $38.1 million.

     Cash used in investing activities totaled $16.5 million. Purchases of property, plant and equipment totaled $15.1 million, which was $5.6 million more than the last year. Major projects were related to capacity expansion in the domestic rice business. Cash inflows related to amounts due from affiliates were $0.4 million compared to cash outflows of $0.7 million in the prior year. Also, $4.5 million was paid for the acquisition of the assets of the Gourmet House wild rice business.

     Cash used in financing activities totaled $12.6 million for the current year, which was $15.0 million less than the prior year. During the current period the Company repurchased 0.5 million shares of its common stock paying $9.4 million. In the prior year the Company repurchased 1.0 million shares at a cost of $20.3 million. In the current period, $4.2 million was provided by net new borrowings compared to $0.7 million used to repay net borrowings in the previous year. Dividend payments during the current year were $7.7 million, up $0.6 million from $7.1 million paid last year. Dividends paid per share of common stock increased 12.8% to $0.53 in fiscal 2000.

     The board of directors of the Company has authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During 2000 the Company spent $9.4 million to repurchase 0.5 million shares at an average price of $17.21 per share. Through the end of fiscal 2000, the Company has repurchased a total of 1.9 million shares and 145.9 thousand shares have been reissued upon exercise of employee stock options.

     The Company has a $20.0 million domestic, short-term, unsecured revolving credit facility with one bank. Under the terms of this facility, the Company has the option of borrowing at the bank's prime rate or at the Eurodollar rate plus 3/8%. At July 2, 2000, the Company had $4.0 million in outstanding loans and $1.6 million in letters of credit outstanding under this credit facility. This facility will expire in fiscal 2001 and the Company expects to renew the facility for another one-year period. The agreement contains limited financial covenants and the Company is currently in compliance with all of these covenants.

     The Company's international operations are financed internally or through borrowings in local currency without the benefit of parent Company guarantees. The Company's foreign subsidiaries have a total of $11.4 million in short-term credit lines from local sources and at July 2, 2000 the subsidiaries have borrowed a total of $1.0 million.

     The Company holds a portfolio of marketable securities with a market value of $1.6 million at July 2, 2000, which is available to provide additional liquidity.

     The Company believes that the combination of its working capital, unused and available short-term credit lines and cash flow from operations will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twenty-four months and are settled at maturity, based on prices agreed to at the inception of the contracts. At July 2, 2000, the

Company had outstanding swap contracts relating to the purchase of $3.2 million of packaging material and had established bank lines available to purchase forward currency exchange contracts in the amount of $64.0 million of which $11.5 million was outstanding. Gains deferred in outstanding instruments at July 2, 2000, were $0.5 million. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

OTHER MATTERS -- IMPACT OF THE YEAR 2000 ISSUE

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

     The Company deferred certain information technology projects due to the effort required to convert existing systems to be Year 2000 compliant. The Company has resumed its normal development and maintenance operations, but does not believe the past deferral of certain projects has adversely effected its operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
     Consolidated Balance Sheets as of July 2, 2000, and
      June 27, 1999.........................................   13
     Consolidated Statements of Income for the fiscal years
      ended July 2, 2000, June 27, 1999, and June 28,
      1998..................................................   14
     Consolidated Statements of Capital Accounts and
      Retained Earnings for the fiscal years ended July 2,
      2000, June 27, 1999, and June 28, 1998................   15
     Consolidated Statements of Comprehensive Income and
      Accumulated Other Comprehensive Income for the fiscal
      years ended July 2, 2000, June 27, 1999, and June 28,
      1998..................................................   15
     Consolidated Statements of Cash Flows for the fiscal
      years ended July 2, 2000, June 27, 1999, and June 28,
      1998..................................................   16
     Notes to Consolidated Financial Statements.............   17
     Report of Independent Public Accountants...............   31

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              JULY 2, 2000   JUNE 27, 1999
                                                              ------------   -------------
                                          ASSETS

CURRENT ASSETS:
     Cash...................................................    $  7,414       $  5,605
     Cash equivalents.......................................       6,114          5,729
     Marketable securities..................................       1,582          3,366
     Accounts receivable, less allowance for doubtful
      accounts of $1,032 and $1,386.........................      40,826         42,079
     Inventories............................................      48,923         46,570
     Prepaid expenses.......................................       2,366          2,247
                                                                --------       --------
          Total current assets..............................     107,225        105,596
PROPERTY, PLANT AND EQUIPMENT:
     Land...................................................       3,593          3,504
     Buildings..............................................      31,394         26,853
     Machinery and equipment................................     105,048         91,557
                                                                --------       --------
     Property, plant and equipment, gross...................     140,035        121,914
     Less accumulated depreciation..........................     (53,911)       (44,579)
                                                                --------       --------
          Property, plant and equipment, net................      86,124         77,335
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................       9,402          9,958
OTHER ASSETS................................................       6,364          7,315
                                                                --------       --------
          Total assets......................................    $209,115       $200,204
                                                                ========       ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Short-term debt........................................    $  4,997       $    970
     Current maturities of long-term debt...................         903          1,003
     Accounts payable.......................................      24,906         24,893
     Accrued liabilities....................................      21,110         18,870
     Income taxes payable...................................       5,876          6,938
                                                                --------       --------
          Total current liabilities.........................      57,792         52,674

LONG-TERM DEBT, net of current maturities...................       1,462          1,390
DUE TO AFFILIATES...........................................         802            506
DEFERRED INCOME TAXES.......................................       4,977          5,809
OTHER NONCURRENT LIABILITIES................................       2,716          2,964
COMMITMENTS AND CONTINGENCIES...............................
MINORITY INTERESTS..........................................       6,435          6,484
STOCKHOLDERS' EQUITY:
     Preferred stock, $1 par, 5,000 shares authorized, none
      issued................................................
     Common stock, $1 par, 24,000 shares authorized, 15,883
      issued................................................      15,883         15,883
     Paid-in capital........................................       6,553          6,519
     Retained earnings......................................     159,620        142,424
     Accumulated other comprehensive income.................     (13,214)        (9,606)
     Treasury stock, at cost, 1,762 and 1,237 shares........     (33,911)       (24,843)
                                                                --------       --------
          Total stockholders' equity........................     134,931        130,377
                                                                --------       --------
          Total liabilities and stockholders' equity........    $209,115       $200,204
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEARS ENDED
                                                          --------------------------------------------
                                                          JULY 2, 2000   JUNE 27, 1999   JUNE 28, 1998
                                                          ------------   -------------   -------------
NET SALES...............................................    $435,885       $462,761        $454,012
COST OF SALES...........................................     292,780        328,395         324,919
                                                            --------       --------        --------
     Gross profit.......................................     143,105        134,366         129,093
                                                            --------       --------        --------
COSTS AND EXPENSES:
     Advertising, selling and warehousing...............      87,718         81,184          78,199
     Administrative and general.........................      21,442         20,772          20,026
                                                            --------       --------        --------
          Total costs and expenses......................     109,160        101,956          98,225
                                                            --------       --------        --------
          Income from operations........................      33,945         32,410          30,868
OTHER INCOME (EXPENSE):
     Gain on sale of marketable securities..............       1,429          1,613           1,584
     Interest income....................................       1,409          1,388           1,061
     Interest expense...................................      (1,078)        (1,039)           (619)
     Equity in earnings of unconsolidated affiliates....       1,686          1,142           1,363
     Other (expense), net...............................      (1,138)          (291)         (1,324)
                                                            --------       --------        --------
          Total other income............................       2,308          2,813           2,065
                                                            --------       --------        --------
          Income before income taxes and minority
            interests...................................      36,253         35,223          32,933
INCOME TAX EXPENSE......................................      10,855         10,592           9,956
MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
     SUBSIDIARIES.......................................         297            376             387
                                                            --------       --------        --------
     NET INCOME.........................................    $ 25,101       $ 24,255        $ 22,590
                                                            ========       ========        ========
Earnings per share:
     Basic..............................................    $   1.74       $   1.62        $   1.44
     Diluted............................................        1.73           1.60            1.42
Weighted average common shares outstanding:
     Basic..............................................      14,438         14,987          15,727
     Diluted............................................      14,541         15,187          15,936

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        COMMON STOCK                            TREASURY STOCK
                                                      ----------------   PAID-IN    RETAINED   -----------------
                                                      SHARES   AMOUNT    CAPITAL    EARNINGS   SHARES    AMOUNT     TOTAL
                                                      ------   -------   --------   --------   ------   --------   --------
BALANCE, June 29, 1997..............................  15,883   $15,883   $  6,215   $109,851    (130)   $ (2,087)  $129,862
    Net income......................................                                  22,590                         22,590
    Sales of common stock...........................                                    (181)     55         861        680
    Dividends declared ($0.43 per share)............                                  (6,757)                        (6,757)
    Repurchases of common stock.....................                                            (179)     (3,907)    (3,907)
    Collection of employee discount on stock........                          120                                       120
    Tax credit for disqualifying dispositions of
      stock.........................................                          120                                       120
                                                      ------   -------   --------   --------   ------   --------   --------
BALANCE, June 28, 1998..............................  15,883   15,883       6,455    125,503    (254)     (5,133)   142,708
    Net income......................................                                  24,255                         24,255
    Sales of common stock...........................                                     (90)     37         601        511
    Dividends declared ($0.485 per share)...........                                  (7,244)                        (7,244)
    Repurchases of common stock.....................                                          (1,020)    (20,311)   (20,311)
    Collection of employee discount on stock........                           13                                        13
    Tax credit for disqualifying dispositions of
      stock.........................................                           51                                        51
                                                      ------   -------   --------   --------   ------   --------   --------
BALANCE, June 27, 1999..............................  15,883   15,883       6,519    142,424  (1,237)    (24,843)   139,983
    Net income......................................                                  25,101                         25,101
    Sales of common stock...........................                                     (52)     20         314        262
    Dividends declared ($0.545 per share)...........                                  (7,853)                        (7,853)
    Repurchases of common stock.....................                                            (545)     (9,382)    (9,382)
    Collection of employee discount on stock........                           28                                        28
    Tax credit for disqualifying dispositions of
      stock.........................................                            6                                         6
                                                      ------   -------   --------   --------   ------   --------   --------
BALANCE, July 2, 2000...............................  15,883   $15,883   $  6,553   $159,620  (1,762)   $(33,911)  $148,145
                                                      ======   =======   =======    ========  ======    ========   ========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                             UNREALIZED     CUMULATIVE
                                                              GAINS ON        FOREIGN      ACCUMULATED
                                                             MARKETABLE      CURRENCY         OTHER
                                                             SECURITIES,    TRANSLATION   COMPREHENSIVE   COMPREHENSIVE
                                                            NET OF TAXES    ADJUSTMENT       INCOME          INCOME
                                                            -------------   -----------   -------------   -------------
BALANCE, June 29, 1997....................................    $  2,273       $ (5,059)      $ (2,786)
    Net income............................................                                                   $22,590
    Marketable securities, net of taxes:
        Realized (gains)..................................      (1,029)                       (1,029)         (1,029)
        Unrealized gains..................................       1,150                         1,150           1,150
    Effect of balance sheet translations..................                     (2,299)        (2,299)         (2,299)
                                                                                                             -------
COMPREHENSIVE INCOME......................................                                                   $20,412
                                                              --------       --------       --------         =======
BALANCE, June 28, 1998....................................       2,394         (7,358)        (4,964)
    Net income............................................                                                   $24,255
    Marketable securities, net of taxes:
        Realized (gains)..................................      (1,058)                       (1,058)         (1,058)
        Unrealized gains..................................         529                           529             529
    Effect of balance sheet translations..................                     (4,113)        (4,113)         (4,113)
                                                                                                             -------
COMPREHENSIVE INCOME......................................                                                   $19,613
                                                              --------       --------       --------         =======
BALANCE, June 27, 1999....................................       1,865        (11,471)        (9,606)
    Net income............................................                                                   $25,101
    Marketable securities, net of taxes:
        Realized (gains)..................................      (1,051)                       (1,051)         (1,051)
        Unrealized (losses)...............................         (12)                          (12)            (12)
    Effect of balance sheet translations..................                     (2,545)        (2,545)         (2,545)
                                                                                                             -------
COMPREHENSIVE INCOME......................................                                                   $21,493
                                                              --------       --------       --------         =======
BALANCE, July 2, 2000.....................................    $    802       $(14,016)      $(13,214)
                                                              ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED
                                                          --------------------------------------------
                                                          JULY 2, 2000   JUNE 27, 1999   JUNE 28, 1998
                                                          ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.........................................    $ 25,101       $ 24,255        $ 22,590
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization....................       6,063          5,714           4,506
       Deferred income taxes............................        (256)          (706)            876
       Gain on disposition of assets....................      (1,532)        (1,564)         (1,567)
       Equity in earnings of unconsolidated
          affiliates....................................      (1,686)        (1,142)         (1,363)
       Change in assets and liabilities:
          Accounts receivable, net......................       1,491         (3,097)          1,750
          Inventories...................................       2,403            961          (1,920)
          Prepaid expenses..............................        (172)          (340)            217
          Other assets..................................       1,838           (260)          1,560
          Accounts payable and accrued liabilities......         (52)         6,096           4,649
          Income taxes payable..........................        (958)           867             967
          Other noncurrent liabilities..................        (193)          (121)            341
          Minority interests............................          28             90             142
                                                            --------       --------        --------
            Net cash provided by operating activities...      32,075         30,753          32,748
                                                            --------       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment.........     (15,088)        (9,471)        (11,498)
     Proceeds from disposals of property, plant and
       equipment........................................         480            114             157
     Proceeds from sale of marketable securities........       2,133          1,762           1,727
     Increase (decrease) in due to affiliates...........         352           (673)          1,208
     Cash paid for business and certain assets, net of
       cash received....................................      (4,519)
     Other..............................................         147             40             231
                                                            --------       --------        --------
            Net cash used in investing activities.......     (16,495)        (8,228)         (8,175)
                                                            --------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt.............       4,142           (138)         (3,574)
     Additions to long-term debt........................       2,672          1,443             888
     Repayments of long-term debt.......................      (2,597)        (1,973)         (1,759)
     Dividends paid.....................................      (7,700)        (7,135)         (6,613)
     Repurchases of common stock........................      (9,382)       (20,311)         (3,907)
     Sales of common stock..............................         262            511             680
     Collection of employee discount on stock...........          28             13             120
                                                            --------       --------        --------
            Net cash used in financing activities.......     (12,575)       (27,590)        (14,165)
                                                            --------       --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...........................................        (811)          (798)           (251)
                                                            --------       --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........       2,194         (5,863)         10,157
CASH AND CASH EQUIVALENTS, beginning of period..........      11,334         17,197           7,040
                                                            --------       --------        --------
CASH AND CASH EQUIVALENTS, end of period................    $ 13,528       $ 11,334        $ 17,197
                                                            ========       ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 JULY 2, 2000, JUNE 27, 1999 AND JUNE 28, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) ORGANIZATION AND NATURE OF BUSINESS:

     Riviana Foods Inc. (Riviana) and subsidiaries (collectively, Company) are primarily engaged in the processing, marketing and distributing of rice and other food products. The Company has rice operations in the United States and in Belgium and Germany through unconsolidated affiliates, Boost Nutrition C.V. (Boost) and Herto N.V. (Herto), food operations in Guatemala and Costa Rica, Alimentos Kern de Guatemala, S.A. (Kern) and Pozuelo, S.A. (Pozuelo), and a food distribution operation in the United Kingdom, Stevens & Brotherton Ltd. (S&B).

     In the United States, the Company processes, markets and distributes branded and private-label rice products to the retail grocery trade and food service industry, rice and rice by-products to industrial customers and branded products to Puerto Rico and international markets. Riviana's primary domestic brand names are Success(R), Mahatma(R), Carolina(R), River(R), Watermaid(R), S&W(R), Gourmet House(R), Sello Rojo(R) and El Mago(R). Also, the Company is a partner in joint ventures with another rice company in rice flour processing and co-generation of power from the gasification of rice hulls.

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

     In Europe, S&B distributes rice under the Phoenix(R) brand and private labels as well as dried fruits, processed meats and other food products to retail, wholesale, food service and industrial customers. Through unconsolidated affiliates Boost and Herto, the Company processes and sells packaged rice products under the Bosto(R) brand within Belgium, the Oryza(R) brand within Germany, private-label packaged rice products to major retailers in the European Union and both bulk and branded rice products to Eastern Europe and other export markets.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Fiscal reporting periods

     The Company operates on a 52/53 week fiscal year ending on the Sunday closest to June 30. This period is utilized as it is a natural business year closely coinciding with the rice crop year in the southern United States, rice being the largest component of the Company's sales. The fiscal year ended July 2, 2000, was a 53-week fiscal year and the fiscal years ended June 27, 1999, and June 28, 1998, were 52-week fiscal years.

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

BALANCE SHEET DATA                                            JULY 2, 2000   JUNE 27, 1999
------------------                                            ------------   -------------
Current assets..............................................    $39,200         $32,820
Noncurrent assets...........................................     18,628          14,313
                                                                -------         -------
          Total assets......................................    $57,828         $47,133
                                                                =======         =======
Current liabilities.........................................    $32,166         $18,995
Noncurrent liabilities......................................      5,487           6,680
Common equity:
     Riviana................................................      9,402           9,958
     Other..................................................     10,773          11,500
                                                                -------         -------
          Total liabilities and equity......................    $57,828         $47,133
                                                                =======         =======

INCOME STATEMENT DATA                                      2000      1999      1998
---------------------                                    --------   -------   -------
Net sales..............................................  $126,420   $95,579   $91,901
Gross profit...........................................    21,097    13,625    16,265
Income before income taxes.............................     4,275     3,281     3,458
Net income.............................................     3,593     2,654     2,390
Equity in earnings of unconsolidated affiliates........     1,686     1,142     1,363

  Changes in accounting principles

     Effective December 28, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which revises the manner in which earnings per share is calculated. All per share amounts included herein have been restated accordingly. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

     Effective June 29, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that net income, as reported, be adjusted by changes in unrealized gains on marketable securities, net of taxes, and cumulative foreign currency translation adjustment. See the accompanying Consolidated Statements of Comprehensive Income and Accumulated Comprehensive Income.

     Effective January 2, 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities." These statements had no material impact on the Company's results of operations or financial position.

  Recently issued accounting standards

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998, amended in June 1999 by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company will adopt these pronouncements in the first quarter of 2001 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

     The Financial Accounting Standards Board's Emerging Issues Task Force
(EITF) reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," in July 2000. This issue addresses the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus not later than the

                      RIVIANA FOODS INC. AND SUBSIDIARIES
fourth quarter of 2001. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income.

  Accounting estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent gains and losses at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and cash equivalents

     For purposes of the consolidated balance sheets and the consolidated statements of cash flows, the Company considers all investments with original maturities of three months or less to be cash equivalents.

  Accounts receivable

     In the normal course of business, the Company extends credit to its customers. The Company regularly reviews the accounts and makes adequate provision for any potentially uncollectible balances. Management believes that the Company has no significant concentrations of credit risk.

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories were composed of the following:

                                                              JULY 2, 2000   JUNE 27, 1999
                                                              ------------   -------------
Raw materials...............................................    $10,364         $ 8,994
Work in process.............................................         19              29
Finished goods..............................................     32,492          31,785
Packaging supplies..........................................      6,048           5,762
                                                                -------         -------
          Total.............................................    $48,923         $46,570
                                                                =======         =======

  Property, plant and equipment

     Land, buildings, machinery and equipment are stated at cost. Depreciation is provided for financial reporting purposes on the straight-line basis over the following estimated useful lives:

Buildings............................................   30 to 40 years
Machinery and equipment..............................    3 to 29 years

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

  Earnings per share

     Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                                              2000     1999     1998
                                                             ------   ------   ------
Basic......................................................  14,438   14,987   15,727
Effect of dilutive stock options...........................     103      200      209
                                                             ------   ------   ------
Diluted....................................................  14,541   15,187   15,936
                                                             ======   ======   ======

     In the calculation of the effect of dilutive stock options, 475, 8, and 1 anti-dilutive stock option shares have been excluded for 2000, 1999, and 1998.

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

  Derivative financial instruments

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding 24 months and are settled at maturity, based on rates agreed to at the inception of the contracts. At July 2, 2000, the Company had outstanding swap contracts relating to the purchase of $3,240 of packaging materials and had established bank lines available to purchase forward exchange contracts in the amount of $64,043, of which $11,490 was outstanding. Gains and losses deferred in outstanding instruments at July 2, 2000, were $504 and $22. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the

                      RIVIANA FOODS INC. AND SUBSIDIARIES
translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

  Reclassification

     Certain prior-year balances have been reclassified to conform with the current-year presentation.

(3) MARKETABLE SECURITIES:

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist of high-grade equity securities that are all considered available for sale. Available-for-sale securities, securities that the Company purchased without any specific intent to sell in the near term, are carried at fair value with unrealized gains and losses included directly in stockholders' equity, net of applicable deferred income taxes. The basis upon which costs were determined in computing realized gains was specific identification.

                                                              JULY 2, 2000   JUNE 27, 1999
                                                              ------------   -------------
Aggregate fair value........................................     $1,603         $3,366
Cost basis..................................................        369            496
                                                                 ------         ------
  Unrealized net gain before taxes..........................      1,234          2,870
Income taxes................................................        432          1,005
                                                                 ------         ------
  Unrealized gain, net of taxes.............................     $  802         $1,865
                                                                 ======         ======
Unrealized gains............................................     $1,244         $2,879
Unrealized losses...........................................        (10)            (9)
                                                                 ------         ------
  Unrealized net gain before taxes..........................     $1,234         $2,870
                                                                 ======         ======

                                                              2000     1999     1998
                                                             ------   ------   ------
Proceeds from sales of marketable securities...............  $2,133   $1,762   $1,727
Realized gross gains.......................................   1,618    1,628    1,584
Realized gross losses......................................    (189)

(4) ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:

                                                              JULY 2, 2000   JUNE 27, 1999
                                                              ------------   -------------
Payroll, commissions and bonuses............................    $10,458         $ 9,984
Coupon redemption and advertising...........................      2,580           1,875
Taxes, other than income taxes..............................      2,049           2,222
Other.......................................................      6,023           4,789
                                                                -------         -------
          Total.............................................    $21,110         $18,870
                                                                =======         =======

(5) BORROWING ARRANGEMENTS:

     Interest rates related to short-term debt vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest. The weighted average interest rates at July 2, 2000, and June 27, 1999, were 9.8% and 16.2%. A portion of the short-term debt at July 2, 2000 and June 27, 1999, is secured by certain assets of the foreign subsidiaries. In the United States, the Company has an unused line of credit of $14,400, net of borrowings of $4,000 at an interest rate of 7.1% and $1,600 in letters of credit. The

                      RIVIANA FOODS INC. AND SUBSIDIARIES

Company is subject to limited financial covenants and is in compliance with all of these covenants. Internationally, the Company has unused lines of credit totaling about $10,450, net of borrowings of $997 at a weighted average interest rate of 20.7%.

     Long-term debt consisted of the following:

                                                              JULY 2, 2000   JUNE 27, 1999
                                                              ------------   -------------
Total long-term debt........................................     $2,365         $2,393
Less current maturities.....................................        903          1,003
                                                                 ------         ------
  Long-term debt, net of current maturities.................     $1,462         $1,390
                                                                 ======         ======

     Total long-term debt at July 2, 2000, matures as follows:

2001.......................................................   $  903
2002.......................................................      320
2003.......................................................      318
2004.......................................................      206
2005.......................................................      206
Thereafter.................................................      412
                                                              ------
          Total............................................   $2,365
                                                              ======

     Total interest paid was $1,028, $1,036 and $930 for 2000, 1999 and 1998.

(6) INCOME TAXES:

     The provision for income taxes consisted of the following:

                                                            2000      1999      1998
                                                           -------   -------   ------
Federal..................................................  $ 7,877   $ 7,365   $5,351
State....................................................      651       575      517
Foreign..................................................    3,159     3,648    3,167
                                                           -------   -------   ------
          Total current provision........................   11,687    11,588    9,035
                                                           -------   -------   ------
Federal..................................................     (837)     (998)     953
Foreign..................................................        5         2      (32)
                                                           -------   -------   ------
          Total deferred provision (benefit).............     (832)     (996)     921
                                                           -------   -------   ------
Income tax expense.......................................  $10,855   $10,592   $9,956
                                                           =======   =======   ======
Total income taxes paid..................................  $12,749   $10,999   $8,444
                                                           =======   =======   ======

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the consolidated statements of income was as follows:

                                          2000                  1999                  1998
                                   -------------------   -------------------   -------------------
                                               PERCENT               PERCENT               PERCENT
                                      TAX        OF         TAX        OF         TAX        OF
                                    EXPENSE    PRETAX     EXPENSE    PRETAX     EXPENSE    PRETAX
                                   (BENEFIT)   INCOME    (BENEFIT)   INCOME    (BENEFIT)   INCOME
                                   ---------   -------   ---------   -------   ---------   -------
Taxes at U.S. federal statutory
  rate...........................   $12,689     35.0%     $12,328     35.0%     $11,527     35.0%
Resolution of issues at less than
  estimate previously provided...      (795)    (2.2)                              (753)    (2.3)
Foreign earnings subject to tax
  rates that are different than
  the U.S. federal statutory
  rate...........................    (1,681)    (4.6)      (1,602)    (4.5)      (1,122)    (3.4)
State taxes, net of federal
  benefit........................       423      1.1          374      1.1          336      1.0
Taxes on dividends received from
  foreign subsidiaries...........       741      2.0          516      1.4          210      0.6
Other............................      (522)    (1.4)      (1,024)    (2.9)        (242)    (0.7)
                                    -------     ----      -------     ----      -------     ----
Income tax expense/effective
  rate...........................   $10,855     29.9%     $10,592     30.1%     $ 9,956     30.2%
                                    =======     ====      =======     ====      =======     ====

     The components of deferred taxes were as follows:

                                                              JULY 2, 2000   JUNE 27, 1999
                                                              ------------   -------------
Staff termination indemnities...............................     $   29         $   37
Accrued employee benefits...................................      2,034          1,618
State taxes.................................................        330            554
Accrued liabilities.........................................      1,565          1,318
Allowance for doubtful accounts.............................        276            241
Other.......................................................          2              2
                                                                 ------         ------
       Total deferred tax assets............................      4,236          3,770
                                                                 ------         ------
Property, plant and equipment and other.....................      8,466          7,857
Inventories.................................................        321            717
Marketable securities.......................................        426          1,005
                                                                 ------         ------
       Total deferred tax liabilities.......................      9,213          9,579
                                                                 ------         ------
          Net deferred tax liabilities......................     $4,977         $5,809
                                                                 ======         ======

     Income before income taxes and minority interests of foreign subsidiaries was $12,525, $14,093 and $14,030 for 2000, 1999 and 1998.

     The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, since such earnings are considered to be permanently invested. Cumulative unremitted earnings of foreign subsidiaries were $45,460, $41,216 and $36,323 as of July 2, 2000, June 27, 1999 and June 28, 1998.

(7) PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS:

     Riviana has defined benefit plans covering substantially all United States and certain international employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute annually at least the minimum amounts actuarially necessary to provide for retirement benefits.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The following sets forth summarized information regarding the Company's defined benefit retirement plans:

                                                             UNITED STATES      INTERNATIONAL
                                                           -----------------   ---------------
                                                            2000      1999      2000     1999
                                                           -------   -------   ------   ------
Change in projected benefit obligations:
  Benefit obligations at the beginning of year...........  $22,919   $21,317   $8,389   $5,947
  Service cost...........................................    2,291     2,303      491      381
  Interest cost..........................................    1,573     1,364      505      412
  Actuarial (gain) loss..................................     (637)     (506)      13    2,013
  Foreign exchange impact................................                        (404)    (364)
  Plan disbursements.....................................   (1,700)   (1,559)    (239)
                                                           -------   -------   ------   ------
  Benefit obligations at the end of year.................  $24,446   $22,919   $8,755   $8,389
                                                           =======   =======   ======   ======
Change in plan assets:
  Fair value of plan assets at beginning of year.........  $24,218   $21,288   $6,868   $5,900
  Actual return on plan assets...........................    2,469     4,489      572      680
  Company contributions..................................                         578      596
  Foreign exchange impact................................                        (344)    (308)
  Plan disbursements.....................................   (1,700)   (1,559)    (239)
                                                           -------   -------   ------   ------
  Fair value of plan assets at end of year...............  $24,987   $24,218   $7,435   $6,868
                                                           =======   =======   ======   ======
Funded status:
  Funded status at end of year...........................  $   541   $ 1,299   $1,320   $1,522
  Unrecognized net gain from experience different from
     that assumed........................................   (4,532)   (3,767)  (1,620)  (1,782)
  Unrecognized prior service costs.......................      783       657
                                                           -------   -------   ------   ------
  Net liability recognized...............................  $(3,208)  $(1,811)  $ (300)  $ (260)
                                                           =======   =======   ======   ======
Amounts recognized in balance sheet:
  Accrued liabilities....................................  $(3,208)  $(1,811)  $ (300)  $ (260)
                                                           =======   =======   ======   ======
Weighted average assumptions:
  Discount rate..........................................      7.5%     7.25%     6.0%     6.0%
  Long-term rate of compensation increase................      4.5       4.5      4.0      4.0
  Long-term rate of return on plan assets................      9.0       9.0      8.0      8.0

     Components of net periodic pension costs:

                                                 UNITED STATES              INTERNATIONAL
                                          ---------------------------   ---------------------
                                           2000      1999      1998     2000    1999    1998
                                          -------   -------   -------   -----   -----   -----
Service cost............................  $ 2,291   $ 2,303   $ 2,079   $ 491   $ 381   $ 364
Interest cost...........................    1,573     1,364     1,156     505     412     389
Expected return on plan assets..........   (2,071)   (1,877)   (1,537)   (552)   (466)   (436)
Amortization of transition/prior service
  costs.................................     (127)     (127)     (127)
Amortization of actuarial (gain) loss...     (269)      (88)      (22)     80
                                          -------   -------   -------   -----   -----   -----
Net periodic pension costs..............  $ 1,397   $ 1,575   $ 1,549   $ 524   $ 327   $ 317
                                          =======   =======   =======   =====   =====   =====

     Riviana provides death and additional retirement benefits to certain key employees. These plans are funded through Company-owned life insurance. The net cash surrender value of the insurance policies is

                      RIVIANA FOODS INC. AND SUBSIDIARIES
recorded as a noncurrent asset in the accompanying consolidated balance sheets. The actuarially computed present value of the retirement benefits is recorded as an other noncurrent liability in the accompanying consolidated balance sheets. As of July 2, 2000, and June 27, 1999, the Company had recorded net cash surrender value of $2,547 and $2,267 and present value of retirement benefits of $2,086 and $1,895. The Company recorded expense of $109, $155 and $187 related to these plans for 2000, 1999 and 1998.

     Riviana has a defined contribution plan which covers substantially all United States employees. The Company contributes an amount equal to a percentage of employee contributions. Total expense related to this plan was $624, $603 and $548 during 2000, 1999 and 1998.

(8) RELATED PARTY TRANSACTIONS:

     The Company paid $800, $974 and $935 for 2000, 1999 and 1998, to W. Elton Kennedy, a director of the Company, or entities controlled by him for rice purchases at market prices. Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Kennedy is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $2,030 promissory note payable by the Partnership. The Company has also executed transactions with other companies owned by certain directors which were not material to the Company's results of operations or financial position. Management of the Company believes that the foregoing transactions were on terms no less favorable to the Company than could normally be obtained from unaffiliated parties.

(9) COMMITMENTS AND CONTINGENCIES:

  Lease commitments

     At July 2, 2000, future minimum lease payments and sublease rentals under long-term operating lease obligations amounted to:

                                                           GROSS     SUBLEASE
                                                           LEASE      RENTAL    NET LEASE
                                                          PAYMENTS    INCOME    PAYMENTS
                                                          --------   --------   ---------
2001....................................................  $ 3,058      $179      $ 2,879
2002....................................................    2,695       180        2,515
2003....................................................    1,746       181        1,565
2004....................................................    1,372       121        1,251
2005....................................................    1,063        38        1,025
Thereafter..............................................    1,134        37        1,097
                                                          -------      ----      -------
          Total.........................................  $11,068      $736      $10,332
                                                          =======      ====      =======

     Rent expense net of rental income was $3,503, $3,410 and $3,311 for 2000, 1999 and 1998.

  Litigation

     Various actions and claims, which arose in the ordinary course of business, are pending against the Company. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or future results of operations of the Company.

  Buy-Sell agreement

     As of July 2, 2000, the Company had a $6,202 investment in Boost which represents a 49% ownership interest. The Boost stockholder agreement provides, effective in 1997, that either stockholder has the right to purchase the other's interest. The initial bid price offered by one stockholder to the other, if not accepted,

                      RIVIANA FOODS INC. AND SUBSIDIARIES
would require the rejecting stockholder to counteroffer the initial bid price plus five percent. Each rejection thereafter would also require a five percent premium over the prior offer until one stockholder accepts.

(10) CAPITAL STOCK:

  Common stock

     At July 2, 2000, the Company had outstanding 1,936 shares of common stock sold before the Company's 1995 initial public offering to directors, officers and key employees of the Company or Boost at a discount of $2,010. The amount of discount was determined by the Board of Directors and represents a percentage reduction of about 50% from the formula based estimate of fair value at the time of sale. A majority of the shares discounted were sold as an inducement for predecessor management to continue employment and to participate in the initial capitalization of the Company in 1986. The discount is recorded in the accompanying consolidated financial statements as a reduction of stockholders' equity. Under a contractual agreement with the stockholders, the discount must be repaid when the shares are sold.

     The Company's common stock trades on The Nasdaq Stock Market (trading symbol RVFD).

  Preferred stock

     At July 2, 2000, 5,000 shares of $1.00 per share par value preferred stock are authorized. No shares of preferred stock have been issued.

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The Plans' activity is summarized below:

                                       2000                        1999                        1998
                             -------------------------   -------------------------   -------------------------
                                      WEIGHTED AVERAGE            WEIGHTED AVERAGE            WEIGHTED AVERAGE
                             SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
                             ------   ----------------   ------   ----------------   ------   ----------------
Options outstanding,
  beginning of year........    929            $16.65      721             $15.00      558             $13.74
Granted....................    265             20.38      260              20.92      246              17.42
Exercised..................    (19)            13.29      (37)             13.91      (54)             12.53
Canceled...................    (79)            19.06      (15)             17.85      (29)             15.92
                             -----                        ---                         ---
End of year:
  Options outstanding......  1,096             17.44      929              16.65      721              15.00
                             =====                        ===                         ===
  Options exercisable......    416             14.22      314              13.82      192              13.04
                             =====                        ===                         ===
  Options outstanding price
    range..................            $12.00-$22.41               $12.00-$22.41               $12.00-$22.41

     All options outstanding at July 2, 2000, have a weighted average remaining contractual life of 7.1 years.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted under the Plans. Accordingly, no expense has been recognized for stock option grants. Had expense been determined based on the Black-Scholes option pricing model value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

                                                           2000      1999      1998
                                                          -------   -------   -------
Net income:
  As reported...........................................  $25,101   $24,255   $22,590
  Pro forma.............................................   24,055    23,272    21,931
Earnings per share -- basic:
  As reported...........................................  $  1.74   $  1.62   $  1.44
  Pro forma.............................................     1.67      1.55      1.39
Earnings per share -- diluted:
  As reported...........................................  $  1.73   $  1.60   $  1.42
  Pro forma.............................................     1.66      1.54      1.38

     The SFAS No. 123 method of accounting has not been applied to options granted prior to July 3, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The Black-Scholes option pricing model was used to value the grants issued in 2000, 1999 and 1998. The weighted average value and the assumptions used were as follows:

                                                              2000    1999    1998
                                                              -----   -----   -----
Weighted average value per share............................  $8.02   $8.37   $7.32
Option term until exercised (years).........................      7       7       7
Risk-free interest rate.....................................    6.2%    5.4%    6.3%
Expected dividend yield.....................................    3.0%    2.3%    2.4%
Volatility..................................................   0.38    0.36    0.37

                      RIVIANA FOODS INC. AND SUBSIDIARIES

(12) SEGMENT INFORMATION:

  Industry segments

     The Company operates in one dominant industry segment which involves the processing, marketing and distribution of food products.

  Geographic segments

     The Company classifies its business into three reportable segments:
Domestic (includes the United States and Puerto Rico), Europe (includes the United Kingdom and Belgium) and Central America (includes Guatemala and Costa
Rica). The Company's operations have been aggregated into these reportable segments based on similar economic characteristics and operations which are similar in nature as to products and production processes, types of customers and distribution methods.

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

     The Company's geographic area data are as follows:

                                                         2000       1999       1998
                                                       --------   --------   --------
Sales to unaffiliated customers:
  Domestic...........................................  $281,438   $288,073   $279,054
  Europe.............................................    73,825     93,542     98,690
  Central America....................................    80,622     81,146     76,268
                                                       --------   --------   --------
          Total consolidated.........................  $435,885   $462,761   $454,012
                                                       ========   ========   ========
Sales between geographic areas:
  Domestic...........................................  $    310   $    850   $    872
  Central America....................................    17,532     14,737     11,253
  Eliminations.......................................   (17,842)   (15,587)   (12,125)
                                                       --------   --------   --------
          Total consolidated.........................  $      0   $      0   $      0
                                                       ========   ========   ========
Income:
  Operating income:
     Domestic........................................  $ 32,299   $ 28,735   $ 26,254
     Europe..........................................     2,016      3,002      3,319
     Central America.................................     9,633     10,192     10,493
                                                       --------   --------   --------
          Total operating income.....................    43,948     41,929     40,066
     General corporate expenses......................   (10,003)    (9,519)    (9,198)
                                                       --------   --------   --------
     Income from operations..........................    33,945     32,410     30,868
  Interest expense...................................    (1,078)    (1,039)      (619)
  Equity in earnings of unconsolidated affiliates....     1,686      1,142      1,363
  Other income, net..................................     1,700      2,710      1,321
                                                       --------   --------   --------
     Income before income taxes and minority
       interests.....................................  $ 36,253   $ 35,223   $ 32,933
                                                       ========   ========   ========

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                                                         2000       1999       1998
                                                       --------   --------   --------
Identifiable assets at end of year:
  Domestic...........................................  $129,548   $117,460   $116,393
  Europe.............................................    26,350     30,336     31,461
  Central America....................................    43,002     41,244     37,813
                                                       --------   --------   --------
          Total identifiable assets..................   198,900    189,040    185,667
  Corporate assets...................................    10,215     11,164     19,661
                                                       --------   --------   --------
          Total assets...............................  $209,115   $200,204   $205,328
                                                       ========   ========   ========
Long lived assets:
  Domestic...........................................  $ 79,356   $ 71,423   $ 67,726
  Europe.............................................     8,494      9,207      8,962
  Central America....................................    14,040     13,978     15,027
                                                       --------   --------   --------
          Total consolidated.........................  $101,890   $ 94,608   $ 91,715
                                                       ========   ========   ========
Depreciation and amortization:
  Domestic...........................................  $  4,057   $  3,724   $  2,763
  Europe.............................................       202        178        134
  Central America....................................     1,500      1,437      1,171
  Corporate..........................................       304        375        438
                                                       --------   --------   --------
          Total consolidated.........................  $  6,063   $  5,714   $  4,506
                                                       ========   ========   ========
Capital expenditures:
  Domestic...........................................  $ 12,058   $  6,489   $  5,983
  Europe.............................................       162        631        128
  Central America....................................     2,478      2,182      5,061
  Corporate..........................................       390        169        326
                                                       --------   --------   --------
          Total consolidated.........................  $ 15,088   $  9,471   $ 11,498
                                                       ========   ========   ========
Investment in unconsolidated affiliates:
  Corporate..........................................  $  2,110   $  2,075   $  2,173
  Europe.............................................     7,292      7,883      7,957
                                                       --------   --------   --------
          Total consolidated.........................  $  9,402   $  9,958   $ 10,130
                                                       ========   ========   ========

                      RIVIANA FOODS INC. AND SUBSIDIARIES

(13) UNAUDITED QUARTERLY FINANCIAL DATA:

                                                        QUARTERS ENDED
                                          ------------------------------------------
                                          SEPTEMBER   DECEMBER    MARCH       JUNE       YEAR
                                          ---------   --------   --------   --------   --------
2000
Net sales...............................  $105,607    $120,015   $108,245   $102,018   $435,885
Gross profit............................    30,608      39,842     37,798     34,857    143,105
Income before income taxes and minority
  interests.............................     6,711      10,886      9,590      9,066     36,253
Net income..............................     4,644       7,587      6,624      6,246     25,101
Per share:
  Earnings:
       Basic............................      0.32        0.52       0.46       0.44       1.74
       Diluted..........................      0.31        0.52       0.46       0.44       1.73
  Cash dividends paid...................     0.125       0.125       0.14       0.14       0.53
  Market price:
       High.............................    21.000      19.625     18.500     17.500     21.000
       Low..............................    18.500      17.000     15.688     15.000     15.000

                                                        QUARTERS ENDED
                                          ------------------------------------------
                                          SEPTEMBER   DECEMBER    MARCH       JUNE       YEAR
                                          ---------   --------   --------   --------   --------
1999
Net sales...............................  $107,322    $122,484   $118,487   $114,468   $462,761
Gross profit............................    27,889      37,813     34,885     33,779    134,366
Income before income taxes and minority
  interests.............................     6,460      10,161      9,054      9,548     35,223
Net income..............................     4,401       7,029      6,318      6,507     24,255
Per share:
  Earnings:
       Basic............................      0.28        0.47       0.43       0.44       1.62
       Diluted..........................      0.28        0.47       0.42       0.44       1.60
  Cash dividends paid...................      0.11        0.11      0.125      0.125       0.47
  Market price:
       High.............................    23.625      25.750     24.750     23.875     25.750
       Low..............................    19.375      18.750     17.625     18.000     17.625

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Riviana Foods Inc.:

We have audited the accompanying consolidated balance sheets of Riviana Foods Inc. (a Delaware corporation) and subsidiaries as of July 2, 2000 and June 27, 1999, and the related consolidated statements of income, capital accounts and retained earnings, comprehensive income and accumulated other comprehensive income, and cash flows for each of the three fiscal years in the period ended July 2, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riviana Foods Inc. and subsidiaries as of July 2, 2000 and June 27, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 2, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
August 15, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There is nothing to be reported under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information relating to the Directors of the Company is set forth under the captions "General" and "The Company recommends voting "FOR" the nominees," in the Proxy Statement and is incorporated herein by reference.

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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           (a) (1) Consolidated Financial Statements: - See Index to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

           (2) Consolidated Financial Statement Schedules - None.

           (3) Exhibits - required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

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

           *10(iv) Management Security Agreement between the Registrant and Joseph A. Hafner, Jr. dated July 17, 1989, is incorporated herein by reference to Exhibit 10.04 to the Registration Statement

           10(v) Shareholders Agreement between Sun-Land Products of California and Stevens & Brotherton Ltd. dated March 24, 1994, is incorporated herein by reference to Exhibit 10.05 to the Registration Statement

           10(vi) Shareholder Agreement among N&C Boost N.V., Arrocerias Herba, S.A. and Ricegrowers' Co-Operative Limited dated January 29, 1992, is incorporated herein by reference to
                      Exhibit 10.06 to the Registration Statement

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

           27.        Financial Data Schedule

(b)        None

----------

* A management contract, compensatory plan or arrangement

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 15, 2000.


                                              RIVIANA FOODS INC.
                                                 (Registrant)

                                   By       /s/ Joseph A. Hafner, Jr.
                                     -------------------------------------------
                                              JOSEPH A. HAFNER, JR.
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on September 15, 2000.

                         SIGNATURE                                              CAPACITY

              /s/ Joseph A. Hafner, Jr.                       Chief Executive Officer, President and Director
-------------------------------------------------------       (Principal Executive Officer)
                JOSEPH A. HAFNER, JR.

               /s/ W. David Hanks                             Executive Vice President and Director
-------------------------------------------------------
                 W. DAVID HANKS

               /s/ E. Wayne Ray, Jr.                          Vice President, Chief Financial Officer, Treasurer and
-------------------------------------------------------       Director (Principal Financial and Accounting Officer)
                  E. WAYNE RAY, JR.




*Frank A. Godchaux III                                        Chairman of the Board

*Charles R. Godchaux                                          Vice Chairman of the Board

*Katherine G. Derby                                           Director

*W. Elton Kennedy                                             Director

*E. James Lowrey                                              Director

*Theresa G. Payne                                             Director

*Patrick W. Rose                                              Director

*Thomas B. Walker, Jr.                                        Director


*By            /s/ Elizabeth B. Woodard
   ----------------------------------------------------
                 ELIZABETH B. WOODARD
(As Attorney-in-Fact for each of the persons indicated)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------

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

           10(vi)     Shareholder Agreement among N&C Boost N.V., Arrocerias
                      Herba, S.A. and Ricegrowers' Co-Operative Limited dated
                      January 29, 1992, is incorporated herein by reference to
                      Exhibit 10.06 to the Registration Statement

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

           21. A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration Statement

           23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:

                      (a)   Consent of Arthur Andersen LLP

           24.        Powers of Attorney of the Company's directors

           27.        Financial Data Schedule


----------

* A management contract, compensatory plan or arrangement