Form 10-Q
period 2000-10-01
RIVIANA FOODS INC /DE/
filed 2000-11-08
CIK 934650

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 1, 2000

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    -----

                         Commission File Number 0-25294

                                   ----------

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

                  Yes   X         No
                       ---            ---

         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at October 31, 2000, was 14,106,463.


================================================================================

                               RIVIANA FOODS INC.
                 FORM 10-Q FOR THE QUARTER ENDED OCTOBER 1, 2000


                                      INDEX


                                                                                                               Page
                                                                                                               ----
Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at October 1, 2000 and July 2, 2000.................................1

                  Consolidated Statements of Income for the Three Months
                     Ended October 1, 2000 and September 26, 1999.................................................2

                  Consolidated Statements of Cash Flows for the Three Months Ended
                     October 1, 2000 and September 26, 1999.......................................................3

                  Notes to Consolidated Financial Statements......................................................4

         Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                        of Operations.............................................................................7

Part II -- Other Information

         Item 6-- Exhibits and Reports on Form 8-K...............................................................10

Signature........................................................................................................11

Exhibit Index....................................................................................................12

Part I -- Financial Information

  Item 1 -- Financial Statements

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     OCTOBER 1, 2000      JULY 2, 2000
                                                                                     ---------------      ------------
                                                                                       (UNAUDITED)         (AUDITED)
             ASSETS
CURRENT ASSETS:
  Cash ............................................................................     $      4,183      $      7,414
  Cash equivalents ................................................................            6,518             6,114
  Marketable securities ...........................................................            1,226             1,582
  Accounts receivable, less allowance for doubtful accounts of $1,233 and $1,032 ..           44,075            40,826
  Inventories .....................................................................           53,308            48,923
  Prepaid expenses ................................................................            3,322             2,366
                                                                                        ------------      ------------
          Total current assets ....................................................          112,632           107,225

PROPERTY, PLANT AND EQUIPMENT:
  Land ............................................................................            3,592             3,593
  Buildings .......................................................................           30,928            31,394
  Machinery and equipment .........................................................          107,269           105,048
                                                                                        ------------      ------------
      Property, plant and equipment, gross ........................................          141,789           140,035
  Less accumulated depreciation ...................................................          (55,427)          (53,911)
                                                                                        ------------      ------------
      Property, plant and equipment, net ..........................................           86,362            86,124

DUE FROM AFFILIATES ...............................................................              391
INVESTMENTS IN UNCONSOLIDATED AFFILIATES ..........................................            8,738             9,402
OTHER ASSETS ......................................................................            6,290             6,364
                                                                                        ------------      ------------
              Total assets ........................................................     $    214,413      $    209,115
                                                                                        ============      ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt .................................................................     $      3,907      $      4,997
  Current maturities of long-term debt ............................................              921               903
  Accounts payable ................................................................           26,848            24,906
  Accrued liabilities .............................................................           23,649            21,110
  Income taxes payable ............................................................            7,690             5,876
                                                                                        ------------      ------------
      Total current liabilities ...................................................           63,015            57,792

LONG-TERM DEBT, net of current maturities .........................................            1,565             1,462
DUE TO AFFILIATES .................................................................                                802
DEFERRED INCOME TAXES .............................................................            4,251             4,977
OTHER NONCURRENT LIABILITIES ......................................................            2,744             2,716
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ................................................................            6,240             6,435

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ...................           15,883            15,883
  Paid-in capital .................................................................            6,590             6,553
  Retained earnings ...............................................................          162,389           159,620
  Accumulated other comprehensive income ..........................................          (14,366)          (13,214)
  Treasury stock, at cost, 1,761 and 1,762 shares .................................          (33,898)          (33,911)
                                                                                        ------------      ------------
          Total stockholders' equity ..............................................          136,598           134,931
                                                                                        ------------      ------------
          Total liabilities and stockholders' equity ..............................     $    214,413      $    209,115
                                                                                        ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                            --------------------------------------
                                                            OCTOBER 1, 2000     SEPTEMBER 26, 1999
                                                            ----------------    ------------------
NET SALES .................................................   $ 101,528             $ 105,607

COST OF SALES .............................................      69,695                74,999
                                                              ---------             ---------
    Gross profit ..........................................      31,833                30,608
                                                              ---------             ---------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ....................      19,525                18,906
  Administrative and general ..............................       5,668                 5,486
                                                              ---------             ---------
    Total costs and expenses ..............................      25,193                24,392
                                                              ---------             ---------
    Income from operations ................................       6,640                 6,216

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ...................         505                   405
  Interest income .........................................         292                   367
  Interest expense ........................................        (313)                 (203)
  Equity in earnings of unconsolidated affiliates .........         288                   203
  Other (expense), net ....................................        (424)                 (277)
                                                              ---------             ---------
    Total other income ....................................         348                   495
                                                              ---------             ---------
    Income before income taxes and
       minority interests .................................       6,988                 6,711

INCOME TAX EXPENSE ........................................       2,096                 2,013

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES .............................         104                    54
                                                              ---------             ---------
    NET INCOME ............................................   $   4,788             $   4,644
                                                              =========             =========


    Earnings per share:
        Basic .............................................   $    0.34             $    0.32
        Diluted ...........................................        0.34                  0.31

    Weighted average common shares outstanding:
         Basic ............................................      14,125                14,627
         Diluted ..........................................      14,197                14,783


       The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                               Three Months Ended
                                                                    ----------------------------------------
                                                                     October 1, 2000     September 26, 1999
                                                                    -----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ................................................        $  4,788                $  4,644
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ........................           1,685                   1,501
         Deferred income taxes ................................            (598)                   (403)
         Gain on disposition of assets ........................            (532)                   (405)
         Equity in earnings of unconsolidated affiliates ......            (288)                   (203)
         Change in assets and liabilities:
              Accounts receivable, net ........................          (3,593)                   (562)
              Inventories .....................................          (4,452)                   (346)
              Prepaid expenses ................................            (979)                   (585)
              Other assets ....................................             417                    (632)
              Accounts payable and accrued liabilities ........           4,826                   1,512
              Income taxes payable ............................           1,836                   2,027
              Other noncurrent liabilities ....................              32                    (113)
              Minority interests ..............................            (178)                   (215)
                                                                       --------                --------
                Net cash provided by operating activities .....           2,964                   6,220
                                                                       --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ................          (2,085)                 (2,516)
    Proceeds from disposals of property, plant and equipment ..              33
    Proceeds from sale of marketable securities ...............             525                     438
    Increase (decrease) in due to/from affiliates, net ........          (1,145)                    176
    Other .....................................................                                      11
                                                                       --------                --------
                Net cash used in investing activities .........          (2,672)                 (1,891)
                                                                       --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in short-term debt ...............................          (1,085)
    Additions to long-term debt ...............................             471                     467
    Repayments of long-term debt ..............................            (318)                   (313)
    Dividends paid ............................................          (1,984)                 (1,830)
    Repurchases of common stock ...............................            (159)                 (1,109)
    Sales of common stock .....................................             130                      23
    Collection of employee discount on stock ..................              37                      15
                                                                       --------                --------
                Net cash used in financing activities .........          (2,908)                 (2,747)
                                                                       --------                --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS ..........................................            (211)                    (82)
                                                                       --------                --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............          (2,827)                  1,500
CASH AND CASH EQUIVALENTS, beginning of period ................          13,528                  11,334
                                                                       --------                --------
CASH AND CASH EQUIVALENTS, end of period ......................        $ 10,701                $ 12,834
                                                                       ========                ========
CASH PAID DURING THE PERIOD FOR:
    Interest ..................................................        $    322                $    208
    Income taxes ..............................................           1,039                     600


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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


1.       Basis for Preparation of the Consolidated Financial Statements

                  The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the July 2, 2000, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 2, 2000.

                  The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. For fiscal 2001, the Company's fiscal year will be a 52-week period.

2.       Earnings per Share

                  Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                           Three Months Ended
                                   -----------------------------------
                                   October 1, 2000  September 26, 1999
                                   ---------------  ------------------
         Basic                          14,125           14,627
         Effect of dilutive
           stock options                    72              156
                                        ------           ------
         Diluted                        14,197           14,783
                                        ======           ======

3.       Inventories

                  Inventories were composed of the following:

                                           October 2, 2000            July 2, 2000
                                           ---------------            ------------
         Raw materials                          $14,264                  $10,364
         Work in process                             43                       19
         Finished goods                          32,332                   32,492
         Packaging supplies                       6,669                    6,048
                                                -------                  -------
                           Total                $53,308                  $48,923
                                                =======                  =======

4.       Comprehensive Income

                  The components of comprehensive income were as follows:

                                                    Three Months Ended
                                           -------------------------------------
                                           October 1, 2000    September 26, 1999
                                           ---------------    ------------------

Net income                                   $      4,788      $      4,644
Other comprehensive income:
  Unrealized gains on marketable
     securities, net of tax:
   Realized (gains) reclassified
     to net income                                   (328)             (263)
   Unrealized gains (losses)                           96               (10)
  Unrealized gains on derivative
     financial instruments                            157                --
  Foreign currency translation
    adjustment                                     (1,077)             (682)
                                             ------------      ------------
Total comprehensive income                   $      3,636      $      3,689
                                             ============      ============

5.       Segment Information

                                                    Three Months Ended
                                           -------------------------------------
                                           October 1, 2000    September 26, 1999
                                           ---------------    ------------------

Net sales:
  Domestic                                   $     65,583      $     65,524
  Europe                                           15,039            21,024
  Central America                                  20,906            19,059
                                             ------------      ------------
     Total consolidated                      $    101,528      $    105,607
                                             ============      ============

Income:
  Operating income
    Domestic                                 $      7,296      $      6,183
    Europe                                            265               523
    Central America                                 1,830             2,105
                                             ------------      ------------
      Total operating income                        9,391             8,811
    General corporate expense                      (2,751)           (2,595)
                                             ------------      ------------
      Income from operations                        6,640             6,216
  Interest expense                                   (313)             (203)
  Equity in earnings of
    unconsolidated affiliates                         288               203
  Other income, net                                   373               495
                                             ------------      ------------
    Income before income taxes and
      minority interests                     $      6,988      $      6,711
                                             ============      ============

6.       Accounting Principles

                  Effective July 3, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

                  The Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", in July 2000. This issue addresses the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus not later than the fourth quarter of fiscal 2001. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to only impact revenue and expense classifications and not change reported net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THREE MONTHS ENDED OCTOBER 1, 2000 AND SEPTEMBER 26, 1999


RESULTS OF OPERATIONS


         For the three months ended October 1, 2000, sales decreased $4.1 million or 3.9% to $101.5 million from $105.6 million recorded for the same period last year. Volume gains accounted for an increase of $1.1 million. A combination of price and product mix decreased sales $2.9 million and unfavorable foreign currency translation reduced sales by $2.3 million. Domestic rice sales of $64.8 million increased $0.2 million or 0.3% from the prior year sales of $64.6 million. In the domestic rice business, the retail sector recorded a $1.1 million or 2.4% decrease in sales. Within the retail sector, sales of regular rice decreased by $0.1 million or 0.4% despite a unit volume increase of 2.9% due to the sales mix. Sales of value-added products decreased by $0.8 million and sales of brown rice decreased by $0.2 million due to lower unit volumes. In the non-retail sector excluding by-products, sales increased $1.3 million or 7.9% due to increased unit volumes. Sales in the foodservice category increased $0.4 million or 16.3% due to a 12.5% increase in unit volumes. Sales in the industrial category increased 25.6% or $0.8 million on a 15.1% increase in unit volume sales. Export/commodity sales increased $0.1 million due to higher volumes. Sales related to the Company's energy cogeneration joint venture decreased by $0.1 million. Lower volumes reduced sales by $0.3 million while increased energy prices added $0.2 million. Sales in Central America increased $1.8 million or 9.7% to $20.9 million compared to $19.1 million in the prior year. Higher volumes were recorded in both the fruit nectars and juices and the cookie and cracker product lines. In total, higher volumes increased sales by $2.2 million. Higher prices increased sales by $0.5 million and unfavorable currency translation reduced sales by $0.9 million. In Europe, sales declined by $6.0 million or 28.5% to $15.0 million from $21.0 million last year. Lower unit volumes decreased sales by $3.8 million and a combination of lower selling prices and product mix reduced sales by $0.9 million. Unfavorable currency translation decreased sales by $1.3 million.

         Gross profit increased $1.2 million or 4.0% to $31.8 million from $30.6 million a year ago. Gross profit as a percentage of sales increased to 31.4% from 29.0% in the corresponding period last year. In the domestic rice business gross profit increased $1.7 million or 8.0 % to $23.8 million. As a percentage of sales, gross margin improved to 36.7% from 34.1% last year. In this segment, gross profit improved primarily due to lower rice costs. In Central America, gross profit remained even with the same period of the prior year at $6.2 million. As a percentage of sales, in Central America, gross profit decreased to 29.5% from 32.7% last year. The decline in gross profit as a percentage of sales was due to higher energy costs and manufacturing costs related to new products, which were not covered by an increase in selling prices due to competitive market conditions. In Europe, gross profit declined by $0.7 million or 27.2% to $1.8 million but increased slightly as a percentage of sales to 11.7% from 11.5% in the same period last year. Gross profit declined due to lower sales.

         Operating income increased $0.4 million or 6.8% to $6.6 million from $6.2 million for the same period last year. As a percentage of sales, operating income was 6.5%, up from 5.9% last year. In the domestic segment, operating income increased by $1.1 million to $7.3 million from $6.2 million last year. The increase in operating income in the domestic segment resulted from the increase in gross profit addressed previously. In Central America, operating income decreased by $0.3 million or 13.1% to $1.8 million. The reduction in operating income in Central America was a result of increased advertising and promotional spending due to competitive market conditions. In Europe, operating income decreased $0.3 million to $0.3 million and as a percentage of sales to 1.8% from 2.5% last year.

         The Company reported a slight amount of net interest expense ($21 thousand) while in the prior year reported net interest income of $0.2 million. The decrease in interest income was due to a higher level of borrowings associated with the Company's stock repurchase program.

         Other income, excluding interest, remained even with last year at $0.3 million. Increased gains from the sale of marketable securities and equity in earnings of unconsolidated affiliates were offset by increased other miscellaneous expenses.

         Income tax expense increased $0.1 million to $2.1 million. The effective rate remained constant at 30.0%. The effective rate is lower than the statutory rate due to the utilization of energy tax credits associated with the Company's cogeneration joint venture and foreign source income taxed at lower rates.

         Net income for the current quarter increased $0.2 million or 3.1% to $4.8 million from $4.6 million in the same period last year. Diluted earnings per share were $0.34 compared to $0.31.


LIQUIDITY AND FINANCIAL POSITION


         Cash provided by operating activities decreased by $3.3 million to $3.0 million for the quarter ended October 1, 2000. Cash decreased due to increased investment in working capital of $4.4 million. Other assets decreased by $0.4 million while in the prior year they increased by $0.6 million. Other assets decreased in the current period primarily as a result of dividends received from unconsolidated affiliates. In the same period last year, other assets increased due to brand licensing fees.

         Cash used in investing activities increased $0.8 million to $2.7 million as compared to cash used in investing activities in the prior year of $1.9 million. Additions to property, plant and equipment in the current quarter totaled $2.1 million, a decrease of $0.4 million from the comparable period last year. There was also an increase in amounts due from affiliates of $1.1 million whereas in the prior year amounts due to affiliates increased by $0.2 million. Proceeds from the sale of marketable securities increased $0.1 million.

         Cash used in financing activities increased by $0.2 million in the quarter ended October 1, 2000 to $2.9 million. In the current year the Company had a net decrease in short and long-term debt of $0.9 million compared to a net increase of $0.1 million in the same period last year. Funds used for dividend payments increased by $0.2 million and, during the quarter ended October 1, 2000, 9.5 thousand shares of the Company's common stock were repurchased at a cost of $0.2 million. In the same period last year, the Company repurchased 57.5 thousand shares of the Company's common stock at a cost of $1.1 million.

         On October 18, 2000 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.16 per share from $0.14 per share, for an indicated annual rate of $0.64 per share.

         As of October 1, 2000, the board of directors of the Company had authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. For the three months ended October 1, 2000, the Company spent $0.2 million to repurchase 9.5 thousand shares at an average price of $16.71 per share. Through October 1, 2000, the Company has repurchased a total of 1.9 million shares and 156.5 thousand shares have been reissued upon exercise of employee stock options.

         The Company's financial position remains strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide the capital resources and liquidity to meet its needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         As of October 1, 2000, there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000.


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

                           PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 15, Letters from Arthur Andersen LLP dated October 16, 2000, regarding unaudited financial statements.

                           Exhibit 27, Financial Data Schedule

                  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RIVIANA FOODS INC.


Dated: November 6, 2000               By:   /s/ E. Wayne Ray, Jr.
                                            ---------------------
                                            E. Wayne Ray, Jr.
                                            Vice President, Chief Financial
                                             Officer and
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  15           Letters from Arthur Andersen LLP dated October 16, 2000,
               regarding unaudited financial statements

  27           Financial Data Schedule
