Form 10-Q
period 2000-12-31
RIVIANA FOODS INC /DE/
filed 2001-02-07
CIK 934650

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

                  For the quarterly period ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to _______________

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

                  Yes  [X]    No [ ]


         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at January 29, 2001, was 14,047,663.

================================================================================

                               RIVIANA FOODS INC.

                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at December 31, 2000 and July 2, 2000...............................1

                  Consolidated Statements of Income for the Three Months and Six Months
                     Ended December 31, 2000 and January 2, 2000..................................................2

                  Consolidated Statements of Cash Flows for the Six Months Ended
                     December 31, 2000 and January 2, 2000........................................................3

                  Notes to Consolidated Financial Statements......................................................4

         Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                        of Operations.............................................................................7

Part II -- Other Information

         Item 6 -- Exhibits and Reports on Form 8-K..............................................................12

Signature........................................................................................................13

Exhibit Index....................................................................................................14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         DECEMBER 31, 2000     JULY 2, 2000
                                                                                         -----------------     ------------
                                                                                           (UNAUDITED)           (AUDITED)
             ASSETS
CURRENT ASSETS:
  Cash ...............................................................................    $      5,411        $      7,414
  Cash equivalents ...................................................................           5,023               6,114
  Marketable securities ..............................................................             604               1,582
  Accounts receivable, less allowance for doubtful accounts of $1,264 and $1,032 .....          46,109              40,826
  Inventories ........................................................................          51,212              48,923
  Prepaid expenses ...................................................................           2,893               2,366
                                                                                          ------------        ------------
          Total current assets .......................................................         111,252             107,225

PROPERTY, PLANT AND EQUIPMENT:
  Land ...............................................................................           3,598               3,593
  Buildings ..........................................................................          31,033              31,394
  Machinery and equipment ............................................................         110,323             105,048
                                                                                          ------------        ------------
      Property, plant and equipment, gross ...........................................         144,954             140,035
  Less accumulated depreciation ......................................................         (56,883)            (53,911)
                                                                                          ------------        ------------
      Property, plant and equipment, net .............................................          88,071              86,124

INVESTMENTS IN UNCONSOLIDATED AFFILIATES .............................................           9,749               9,402
OTHER ASSETS .........................................................................           6,246               6,364
                                                                                          ------------        ------------
              Total assets ...........................................................    $    215,318        $    209,115
                                                                                          ============        ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ....................................................................    $      5,620        $      4,997
  Current maturities of long-term debt ...............................................             680                 903
  Accounts payable ...................................................................          26,442              24,906
  Accrued liabilities ................................................................          20,794              21,110
  Income taxes payable ...............................................................           5,759               5,876
                                                                                          ------------        ------------
      Total current liabilities ......................................................          59,295              57,792

LONG-TERM DEBT, net of current maturities ............................................           1,704               1,462
DUE TO AFFILIATES ....................................................................             377                 802
DEFERRED INCOME TAXES ................................................................           4,076               4,977
OTHER NONCURRENT LIABILITIES .........................................................           2,719               2,716
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ...................................................................           6,515               6,435

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ......................          15,883              15,883
  Paid-in capital ....................................................................           6,593               6,553
  Retained earnings ..................................................................         167,449             159,620
  Accumulated other comprehensive income .............................................         (14,162)            (13,214)
  Treasury stock, at cost, 1,833 and 1,762 shares ....................................         (35,131)            (33,911)
                                                                                          ------------        ------------
          Total stockholders' equity .................................................         140,632             134,931
                                                                                          ------------        ------------
          Total liabilities and stockholders' equity .................................    $    215,318        $    209,115
                                                                                          ============        ============

       The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                     -------------------------------------     -------------------------------------
                                                     DECEMBER 31, 2000     JANUARY 2, 2000     DECEMBER 31, 2000     JANUARY 2, 2000
                                                     -----------------     ---------------     -----------------     ---------------
NET SALES ..........................................   $     110,943        $     120,015        $     212,471        $     225,622

COST OF SALES ......................................          72,262               80,173              141,957              155,172
                                                       -------------        -------------        -------------        -------------
    Gross profit ...................................          38,681               39,842               70,514               70,450
                                                       -------------        -------------        -------------        -------------

COSTS AND EXPENSES:
  Advertising, selling and warehousing .............          23,409               24,005               42,934               42,911
  Administrative and general .......................           5,588                5,369               11,256               10,855
                                                       -------------        -------------        -------------        -------------
    Total costs and expenses .......................          28,997               29,374               54,190               53,766
                                                       -------------        -------------        -------------        -------------
    Income from operations .........................           9,684               10,468               16,324               16,684

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ............             561                                     1,066                  405
  Interest income ..................................             287                  331                  579                  698
  Interest expense .................................            (320)                (230)                (633)                (433)
  Equity in earnings of unconsolidated affiliates ..             542                  325                  830                  528
  Other (expense), net .............................            (327)                  (8)                (751)                (285)
                                                       -------------        -------------        -------------        -------------
    Total other income .............................             743                  418                1,091                  913
                                                       -------------        -------------        -------------        -------------
    Income before income taxes and
       minority interests ..........................          10,427               10,886               17,415               17,597

INCOME TAX EXPENSE .................................           3,112                3,250                5,208                5,263

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ......................             (11)                  49                   93                  103
                                                       -------------        -------------        -------------        -------------
    NET INCOME .....................................   $       7,326        $       7,587        $      12,114        $      12,231
                                                       =============        =============        =============        =============


    Earnings per share:
        Basic ......................................   $        0.52        $        0.52        $        0.86        $        0.84
        Diluted ....................................            0.52                 0.52                 0.85                 0.83

    Weighted average common shares outstanding:
         Basic .....................................          14,082               14,567               14,104               14,596
         Diluted ...................................          14,191               14,697               14,191               14,738

         The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                  ---------------------------------------
                                                                                  DECEMBER 31, 2000       JANUARY 2, 2000
                                                                                  -----------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................................       $     12,114             $     12,231
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .....................................              3,418                    3,018
         Deferred income taxes .............................................               (628)                    (328)
         Gain on disposition of assets .....................................             (1,066)                    (310)
         Equity in earnings of unconsolidated affiliates ...................               (830)                    (528)
         Change in assets and liabilities, excluding effects of acquisition:
              Accounts receivable, net .....................................             (5,508)                      16
              Inventories ..................................................             (2,276)                   2,537
              Prepaid expenses .............................................               (540)                  (1,122)
              Other assets .................................................                398                     (317)
              Accounts payable and accrued liabilities .....................              1,208                   (3,980)
              Income taxes payable .........................................                (94)                     (46)
              Other noncurrent liabilities .................................                  3                     (206)
              Minority interests ...........................................               (261)                    (165)
                                                                                   ------------             ------------
                 Net cash provided by operating activities .................              5,938                   10,800
                                                                                   ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment .............................             (5,554)                  (6,152)
    Proceeds from disposals of property, plant and equipment ...............                 47                      181
    Investment by joint venture partner ....................................                377
    Proceeds from sale of marketable securities ............................              1,293                      438
    Increase (decrease) in due to affiliates ...............................               (376)                     193
    Cash paid for business and certain assets, net of cash received ........                                      (4,519)
    Other ..................................................................                                          22
                                                                                   ------------             ------------
                 Net cash used in investing activities .....................             (4,213)                  (9,837)
                                                                                   ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt .................................                599                    5,252
    Additions to long-term debt ............................................                983                    1,298
    Repayments of long-term debt ...........................................               (906)                  (1,270)
    Dividends paid .........................................................             (3,962)                  (3,656)
    Repurchases of common stock ............................................             (1,489)                  (2,302)
    Sales of common stock ..................................................                210                      188
    Collection of employee discount on stock ...............................                 40                       28
                                                                                   ------------             ------------
                 Net cash used in financing activities .....................             (4,525)                    (462)
                                                                                   ------------             ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS .......................................................               (294)                    (267)
                                                                                   ------------             ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................             (3,094)                     234
CASH AND CASH EQUIVALENTS, beginning of period .............................             13,528                   11,334
                                                                                   ------------             ------------
CASH AND CASH EQUIVALENTS, end of period ...................................       $     10,434             $     11,568
                                                                                   ============             ============
CASH PAID DURING THE PERIOD FOR:
    Interest ...............................................................       $        663             $        420
    Income taxes ...........................................................              6,160                    6,034

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

                  The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Fiscal 2001 will be a 52-week period. In the prior year, fiscal 2000, the Company's fiscal year was a 53-week period. The additional week was included in the second fiscal quarter of fiscal 2000. Accordingly, this quarter includes the results of operations for a 13-week period whereas the second quarter of fiscal 2000 covered 14 weeks of operations. Likewise, the results of operations for the six months ended December 31, 2000 covers a 26-week period whereas the prior year included the results of operations for a 27-week period.

2.       Earnings per Share

                  Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:


                                             Three Months Ended                     Six Months Ended
                                    -----------------------------------   ------------------------------------
                                    December 31, 2000   January 2, 2000   December 31, 2000    January 2, 2000
                                    -----------------   ---------------   -----------------    ---------------
Basic                                        14,082             14,567             14,104             14,596
Stock options                                   109                130                 87                142
                                       ------------       ------------       ------------       ------------
Diluted                                      14,191             14,697             14,191             14,738
                                       ============       ============       ============       ============

Anti-dilutive stock option
  shares excluded in
  the above calculation                         465                499                470                434
                                       ============       ============       ============       ============

3.       Inventories

                  Inventories were composed of the following:


                    December 31, 2000       July 2, 2000
                    -----------------       ------------

Raw materials              $12,504             $10,364
Work in process                 16                  19
Finished goods              31,584              32,492
Packaging supplies           7,108               6,048
                           -------             -------
          Total            $51,212             $48,923
                           =======             =======

4.       Comprehensive Income

                  The components of comprehensive income were as follows:


                                                 Three Months Ended                      Six Months Ended
                                         ----------------------------------   -------------------------------------
                                         December 31, 2000  January 2, 2000   December 31, 2000     January 2, 2000
                                         -----------------  ---------------   -----------------     ---------------
Net income                                     $ 7,326        $ 7,587            $ 12,114               $ 12,231

Other comprehensive income:
 Unrealized gains on
  marketable securities,
  net of tax:
   Realized (gains)
    reclassified to net
    income                                        (365)                              (693)                  (263)
   Unrealized gains                                 95            181                 191                    171
 Unrealized gains (losses)
  on derivative financial
  instruments                                      (22)                               135
 Foreign currency translation
  Adjustment                                       496           (649)               (581)                (1,331)
                                               -------        -------            --------               --------
Total comprehensive income                     $ 7,530        $ 7,119            $ 11,166               $ 10,808
                                               =======        =======            ========               ========

5.       Segment Information


                                          Three Months Ended                       Six Months Ended
                                -----------------------------------     ------------------------------------
                                December 31, 2000   January 2, 2000     December 31, 2000    January 2, 2000
                                -----------------   ---------------     -----------------    ---------------
Net sales
  Domestic                        $     73,897        $     78,493        $    139,480        $    144,017
  Europe                                13,807              20,024              28,846              41,048
  Central America                       23,239              21,498              44,145              40,557
                                  ------------        ------------        ------------        ------------
    Total consolidated            $    110,943        $    120,015        $    212,471        $    225,622
                                  ============        ============        ============        ============

Income:
 Operating income
  Domestic                        $      8,962        $      9,385        $     16,258        $     15,568
  Europe                                    60                 685                 325               1,208
  Central America                        3,205               2,958               5,035               5,063
                                  ------------        ------------        ------------        ------------
    Total operating income              12,227              13,028              21,618              21,839
  General corporate expense             (2,543)             (2,560)             (5,294)             (5,155)
                                  ------------        ------------        ------------        ------------
    Income from operations               9,684              10,468              16,324              16,684
Interest expense                          (320)               (230)               (633)               (433)
Equity in earnings of
 unconsolidated affiliates                 542                 325                 830                 528
Other income, net                          521                 323                 894                 818
                                  ------------        ------------        ------------        ------------
 Income before taxes and
  minority interests              $     10,427        $     10,886        $     17,415        $     17,597
                                  ============        ============        ============        ============

6.       Accounting Principles

                  Effective July 3, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

                  The Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", in July 2000. This issue addresses the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus not later than the fourth quarter of fiscal 2001. While the impact of this consensus on the Company's consolidated financial statements is still being evaluated, it is expected to significantly impact revenue and expense classifications but not change reported net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


                  The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. For fiscal 2001, the Company's fiscal year will be a 52-week period whereas fiscal 2000 was a 53-week period. The additional week in fiscal 2000 was included in the second fiscal quarter. The second quarter of fiscal 2001 includes the results of operations for a 13-week period whereas the comparable quarter of fiscal 2000 covered 14-weeks of operations. Likewise, the results of operations for the six months ended December 31, 2000 covers a 26-week period whereas the prior year included the results of operations for a 27-week period.


                THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
                       THREE MONTHS ENDED JANUARY 2, 2000


                  For the three months ended December 31, 2000, sales decreased $9.1 million or 7.6% to $110.9 million from $120.0 million recorded for the same period last year. Lower volumes reduced sales $5.3 million. A combination of price and product mix decreased sales $1.4 million and unfavorable foreign currency translation reduced sales by $2.4 million. Domestic rice sales of $73.0 million decreased $4.6 million or 5.9% from the prior year sales of $77.6 million. In total, lower volumes accounted for $3.9 million of the decline with the remaining $0.7 million decrease related to price and product mix. In the domestic rice business, the retail sector recorded a $4.8 million or 8.3% decrease in sales. Within the retail sector, sales of regular rice decreased by $3.2 million or 10.5% primarily due to a unit volume decrease of 9.7%. Volumes were negatively impacted by the one-week reduction in the period for the quarter and competitive market conditions. Sales of value-added products decreased by $1.7 million or 7.1% and sales of brown rice increased $0.1 million. In the non-retail sector excluding by-products, sales increased $0.3 million or 1.7%. Sales in the export/commodity category increased $0.2 million or 2.0%. Sales in the foodservice category increased $0.1 million or 1.1% due to an increase of 3.8% in volumes. Industrial sales increased $0.4 million from the prior year due 3.8% higher volumes. Sales from the Company's energy co-generation joint venture were even with the prior year. Sales in Central America increased $1.7 million or 8.1% to $23.2 million compared to $21.5 million in the prior year. Higher volumes were recorded in both the fruit nectar and juice products and cookie and cracker product lines. In total, higher volumes increased sales by $3.1 million. Lower prices decreased sales by $0.6 million and unfavorable currency translation reduced sales by $0.8 million. In Europe, sales declined by $6.2 million or 31.0% to $13.8 million from $20.0 million last year. Lower unit volumes decreased sales by $4.0 million and a combination of lower selling prices and product mix reduced sales by $0.5 million. Unfavorable currency translation decreased sales by $1.7 million. Volumes were off in virtually all product categories reflecting soft retail trading conditions, competitive pressures and the loss of representation of a dried fruit product line.

                  Gross profit decreased $1.2 million or 2.9% to $38.7 million from $39.8 million a year ago. As a percentage of sales, gross profit increased to 34.9% from 33.2%. In the domestic rice business, gross profit decreased by $0.8 million primarily due to the sales decline but increased as a percentage of sales to 40.7% from 39.3%. In Central America gross profit increased $0.4 million or 5.8% to $7.6 million as a result of higher sales volumes. Gross profit as a percentage of sales in Central America decreased to 32.6% from 33.3% last year. In Europe, gross profit declined by $0.8 million or 33.9% and decreased as a percentage of sales to 11.2% from 11.7% last year. The reduced gross margin was directly related to lower sales.

                  Advertising, selling and warehousing expenses decreased by $0.6 million to $23.4 million from $24.0 million in the same period last year. Media advertising expenses were $0.4 million lower than the prior year primarily due to the timing of annual campaigns in both the domestic rice business and Central American operations. Commission, brokerage and cash discount expenses were $0.2 million lower as a result of the lower sales volume.

                  Administrative and general expenses increased by $0.2 million or 4.1% to $5.6 million from $5.4 million in the prior year due to normal inflationary increases.

                  Income from operations decreased $0.8 million or 7.5% to $9.7 million from $10.5 million in the same period last year. As a percentage of sales, operating income remained at 8.7%. The decrease in operating income followed the decline in sales and gross profit. Operating income in the domestic rice business decreased by $0.4 million or 4.3% to $9.1 million due to the decrease in sales. In Central America, operating income increased by $0.2 million or 8.4% to $3.2 million. This increase was related to the higher sales and improved gross margin. Operating income for European operations decreased $0.6 million in line with reduced gross profit.

                  Other income increased $0.3 million to $0.7 million. The Company realized $0.6 million in gains from the sale of marketable securities whereas in the prior year no gains were recorded. Equity in the earnings of unconsolidated affiliates increased by $0.2 million. This reflects an increase in the earnings of the Company's European rice milling joint venture, which benefited from the acquisition of a German rice milling company in the prior year. Net interest expense increased by $0.1 million and other miscellaneous expenses increased by $0.3 million.

                  The effective tax rate of 29.9% was unchanged from the same period last year. The rate is below the statutory rate primarily due to energy tax credits related to the co-generation operations.

                  Net income for the current quarter was $7.3 million compared to $7.6 million for the same quarter last year and diluted earnings per share were $0.52, the same as the prior year.


                 SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
                        SIX MONTHS ENDED JANUARY 2, 2000


                  Sales declined $13.1 million or 5.8% to $212.5 million in the six-month period ended December 31, 2000 versus $225.6 million for the same period of the previous year. Domestic sales decreased by $4.5 million or 3.2% to $139.5 million while sales from international operations decreased by $8.6 million to $73.0 million. Decreased volumes reduced sales $4.2 million while a combination of price and sales mix decreased sales by $4.3 million. Unfavorable currency translation reduced sales by $4.6 million. In the domestic rice business, sales in the retail category decreased by $6.0 million or 5.7% primarily due to a 4.3% decrease in unit volume sales. Of the total $6.0 million decrease in sales in the retail category, lower volumes decreased sales $4.4 million and a combination of product mix and selling price reduced sales $1.6 million. Within the retail sector, sales of regular rice decreased $3.2 million or 6.0% due mostly to a 4.1% unit volume decrease. Sales of value added products decreased $2.6 million and sales of brown rice were down $0.2 million. In the non-retail category that includes regular rice sales to the foodservice, industrial and export sectors, sales were $1.6 million or 4.6% above the prior year. Increased volumes accounted for an increase of $3.3 million and lower pricing and product mix reduced sales $1.7 million. Sales from the Company's energy co-generation joint venture decreased by $0.1 million due to reduced volumes. Volumes were reduced as a result of periodic maintenance, which restricted operations. Sales by the Company's Central American operations increased $3.6 million or 8.9% to $44.2 million. Increased sales volumes in both cookie and cracker products and fruit nectar and juice products added $5.3 million to sales. Lower prices reduced sales $0.1 million and unfavorable currency translation reduced sales by $1.6 million. Sales by the Company's European operations decreased $12.2 million or 29.7% to $28.8 million. Lower volumes decreased sales by $7.8 million. Lower prices due to more competitive markets reduced sales by $1.4 million and unfavorable foreign currency exchange decreased sales $3.0 million.

                  Gross profit increased by $0.1 million or 0.1% to $70.5 million in the six-month period from $70.4 million in the same period of the previous year. As a percentage of sales, gross profit increased to 33.2% of sales in the current period versus 31.2% of sales last year. Of the total $0.1 million increase in gross profit, domestic operations increased $1.2 million while gross profit from international operations decreased by $1.1 million. Gross profit increased $1.0 million in domestic rice operations primarily due to lower rice costs in the first quarter of the current year. Gross profit in the domestic co-generation operations improved $0.2 million due to higher energy prices. In Central America, gross profit increased $0.3 million or 2.5% over the prior year as a result of improved sales. As a percentage of sales, gross profit in Central America decreased to 31.1% from 33.0%. Gross profit decreased by $1.4 million in Europe. Volumes were off in virtually all product categories reflecting soft retail trading conditions, competitive pressures and the loss of representation of two product lines.

                  Advertising, selling and warehousing expenses of $42.9 million were even with the prior year.

                  Administrative and general expenses increased by $0.4 million or 3.7% to $11.3 million due to general inflationary increases.

                  Income from operations declined 2.2% to $16.3 million from $16.7 million last year. As a percentage of sales, operating income increased to 7.7% from 7.4%. In the domestic rice business, operating income increased $0.5 million or 3.3% to $16.3 million. This increase was due to $1.0 million in higher gross profit partially offset by a $0.3 million increase in advertising, selling and warehousing expenses. In Central America operating income was even with the prior year at $5.0 million. While the gross profit in Central America was up $0.3 million from the prior year, advertising, selling and warehousing expenses increased by $0.3 million due to expanding distribution and new product introductions. In Europe, operating income decreased $0.9 million due primarily to the reduction in gross profit.

                  Other income increased $0.2 million to $1.1 million from $0.9 million in the prior year. Gains from the sale of marketable securities at $1.1 million were $0.7 million higher than in the same period last year. In the current year the Company incurred $0.1 million in net interest expense while in the prior year the Company had $0.3 million of net interest income. The change in net interest resulted from lower cash balances in both domestic and foreign operations. Equity in earnings of unconsolidated affiliates increased by $0.3 million to $0.8 million. Earnings increased at the Company's flour milling joint venture and European rice milling joint venture, which benefited from the acquisition of German operations in the prior year. Other miscellaneous expense increased by $0.4 million.

                  Tax expense decreased $0.1 million to $5.2 million in the current year. The effective tax rate was 29.9% in the current period, which was the same as last year. The rate is below the statutory rate primarily due to energy tax credits from the Company's energy co-generation joint venture.

                  Net income for the six-month period was $12.1 million down 1.0% compared to $12.2 million for the comparable period last year. Diluted earnings per share were $0.85 versus $0.83 last year.

LIQUIDITY AND CAPITAL RESOURCES

                  Cash provided by operating activities totaled $5.9 million for the six months ended December 31, 2000, which was $4.9 million less than last year. The decrease in cash provided by operations was due primarily to a $7.2 million increase in cash invested in working capital. The largest changes were in accounts receivable and inventory. Deferred income taxes decreased by $0.6 million in the current period, which was a decrease of $0.3 million from the prior year. Equity in earnings of unconsolidated affiliates increased by $0.3 million and gains from the disposition of assets increased by $0.7 million versus last year. The sum of net income plus depreciation and amortization increased by $0.3 million over the prior year.

                  Cash used in investing activities decreased to $4.2 million from $9.8 million in the same period in the prior year. Purchases of property, plant and equipment totaled $5.6 million, which was $0.6 million less than purchases in the same period last year. Cash flow related to amounts due to affiliates decreased $0.6 million. In the prior year $4.5 million was paid for the acquisition of the assets of a new business enterprise. Proceeds from the sale of marketable securities increased by $0.9 million.

                  Cash used in financing activities totaled $4.5 million in the six months ended December 31, 2000, which was $4.0 million more than last year. During this period the Company repurchased 77.7 thousand shares of its common stock paying $1.5 million. In the prior year the Company repurchased 121.2 thousand shares at a cost of $2.3 million. In the current period $0.7 million was provided by additional net borrowings whereas in the prior year $5.3 million was provided by net borrowings. Dividend payments in the period ended December 31, 2000 were $4.0 million, up from $3.7 million paid in the same period last year.

                  The Company's financial position continues to remain strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide sufficient capital resources and liquidity to meet its needs.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


                  As of December 31, 2000 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000.


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

PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibit 15, Letters from Arthur Andersen LLP dated January 19, 2001, regarding unaudited financial statements.

                  (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RIVIANA FOODS INC.


Dated: January 31, 2001                  By: /s/ E. Wayne Ray, Jr.
                                            ------------------------------------
                                            E. Wayne Ray, Jr.
                                            Vice President, Chief Financial
                                            Officer and Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
15       Letters from Arthur Andersen LLP dated January 19, 2001, regarding unaudited financial statements
