Form 10-Q
period 2001-04-01
RIVIANA FOODS INC /DE/
filed 2001-05-10
CIK 934650

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

          For the quarterly period ended April 1, 2001

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    -----------------

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

          The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at May 4, 2001, was 14,039,483.

================================================================================

                               RIVIANA FOODS INC.
                  FORM 10-Q FOR THE QUARTER ENDED APRIL 1, 2001

                                      INDEX

                                                                                                               Page
                                                                                                               ----

Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at April 1, 2001 and July 2, 2000...................................1

                  Consolidated Statements of Income for the Three Months and Nine Months
                     Ended April 1, 2001 and April 2, 2000........................................................2

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                     April 1, 2001 and April 2, 2000..............................................................3

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

Part II -- Other Information

         Item 6 -- Exhibits and Reports on Form 8-K..............................................................12

Signature........................................................................................................13

Exhibit Index....................................................................................................14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                         APRIL 1, 2001   JULY 2, 2000
                                                                                         -------------   ------------
                                                                                          (UNAUDITED)      (AUDITED)

             ASSETS
CURRENT ASSETS:
  Cash ................................................................................     $   4,648      $   7,414
  Cash equivalents ....................................................................         7,485          6,114
  Marketable securities ...............................................................           483          1,582
  Accounts receivable, less allowance for doubtful accounts of $1,351 and $1,032 ......        44,578         40,826
  Inventories .........................................................................        49,819         48,923
  Prepaid expenses ....................................................................         2,577          2,366
                                                                                            ---------      ---------
          Total current assets ........................................................       109,590        107,225

PROPERTY, PLANT AND EQUIPMENT:
  Land ................................................................................         3,587          3,593
  Buildings ...........................................................................        31,067         31,394
  Machinery and equipment .............................................................       112,419        105,048
                                                                                            ---------      ---------
      Property, plant and equipment, gross ............................................       147,073        140,035
  Less accumulated depreciation .......................................................       (58,329)       (53,911)
                                                                                            ---------      ---------
      Property, plant and equipment, net ..............................................        88,744         86,124

INVESTMENTS IN UNCONSOLIDATED AFFILIATES ..............................................         9,657          9,402
OTHER ASSETS ..........................................................................         5,778          6,364
                                                                                            ---------      ---------
              Total assets ............................................................     $ 213,769      $ 209,115
                                                                                            =========      =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt .....................................................................     $  14,191      $   4,997
  Current maturities of long-term debt ................................................           724            903
  Accounts payable ....................................................................        18,077         24,906
  Accrued liabilities .................................................................        21,246         21,110
  Income taxes payable ................................................................         5,573          5,876
                                                                                            ---------      ---------
      Total current liabilities .......................................................        59,811         57,792

LONG-TERM DEBT, net of current maturities .............................................         1,424          1,462
DUE TO AFFILIATES .....................................................................           566            802
DEFERRED INCOME TAXES .................................................................         4,029          4,977
OTHER NONCURRENT LIABILITIES ..........................................................         2,711          2,716
COMMITMENTS AND CONTINGENCIES .........................................................
MINORITY INTERESTS ....................................................................         6,624          6,435

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued .......................
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued .......................        15,883         15,883
  Paid-in capital .....................................................................         6,604          6,553
  Retained earnings ...................................................................       166,905        159,620
  Accumulated other comprehensive income ..............................................       (15,468)       (13,214)
  Treasury stock, at cost, 1,843 and 1,762 shares .....................................       (35,320)       (33,911)
                                                                                            ---------      ---------
          Total stockholders' equity ..................................................       138,604        134,931
                                                                                            ---------      ---------
          Total liabilities and stockholders' equity ..................................     $ 213,769      $ 209,115
                                                                                            =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         ----------------------------  ----------------------------
                                                         APRIL 1, 2001  APRIL 2, 2000  APRIL 1, 2001  APRIL 2, 2000
                                                         -------------  -------------  -------------  -------------

NET SALES ............................................     $ 104,045      $ 108,245      $ 316,516      $ 333,867

COST OF SALES ........................................        70,404         70,447        212,361        225,619
                                                           ---------      ---------      ---------      ---------
    Gross profit .....................................        33,641         37,798        104,155        108,248
                                                           ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ...............        24,341         23,921         67,275         66,832
  Administrative and general .........................         5,348          5,487         16,604         16,342
  Restructuring and other charges ....................         1,435                         1,435
                                                           ---------      ---------      ---------      ---------
    Total costs and expenses .........................        31,124         29,408         85,314         83,174
                                                           ---------      ---------      ---------      ---------
    Income from operations ...........................         2,517          8,390         18,841         25,074

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities ..............                          792          1,066          1,197
  Interest income ....................................           320            347            899          1,045
  Interest expense ...................................          (368)          (302)        (1,001)          (735)
  Equity in earnings of unconsolidated affiliates ....           590            626          1,420          1,154
  Other (expense), net ...............................          (488)          (263)        (1,239)          (548)
                                                           ---------      ---------      ---------      ---------
    Total other income ...............................            54          1,200          1,145          2,113
                                                           ---------      ---------      ---------      ---------
    Income before income taxes and
       minority interests ............................         2,571          9,590         19,986         27,187

INCOME TAX EXPENSE ...................................           757          2,877          5,965          8,140

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ........................            14             89            107            192
                                                           ---------      ---------      ---------      ---------
    NET INCOME .......................................     $   1,800      $   6,624      $  13,914      $  18,855
                                                           =========      =========      =========      =========


    Earnings per share:
        Basic ........................................     $    0.13      $    0.46      $    0.99      $    1.30
        Diluted ......................................          0.13           0.46           0.98           1.29

    Weighted average common shares outstanding:
         Basic .......................................        14,040         14,366         14,082         14,521
         Diluted .....................................        14,166         14,439         14,182         14,640

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                 -----------------------------
                                                                                 APRIL 1, 2001   APRIL 2, 2000
                                                                                 -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................     $ 13,914      $ 18,855
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ..........................................        5,120         4,496
        Deferred income taxes ..................................................         (622)         (628)
        Restructuring and other charges ........................................        1,397
        Gain on disposition of assets ..........................................       (1,079)       (1,176)
        Equity in earnings of unconsolidated affiliates ........................       (1,420)       (1,154)
        Change in assets and liabilities, excluding effects of acquisition:
             Accounts receivable, net ..........................................       (4,419)        6,555
             Inventories .......................................................       (1,207)        1,508
             Prepaid expenses ..................................................         (249)         (653)
             Other assets ......................................................          584           517
             Accounts payable and accrued liabilities ..........................       (7,142)       (7,535)
             Income taxes payable ..............................................         (275)          356
             Other noncurrent liabilities ......................................           (3)         (194)
             Minority interests ................................................         (245)          (77)
                                                                                     --------      --------
               Net cash provided by operating activities .......................        4,354        20,870
                                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment .................................       (8,170)       (9,697)
    Proceeds from disposals of property, plant and equipment ...................           71           316
    Investment by joint venture partner ........................................          489
    Proceeds from sale of marketable securities ................................        1,293         1,289
    Increase (decrease) in due to affiliates ...................................         (152)           55
    Cash paid for business and certain assets, net of cash received ............                     (4,519)
    Other ......................................................................                         37
                                                                                     --------      --------
               Net cash used in investing activities ...........................       (6,469)      (12,519)
                                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt ................................................        9,176         5,236
    Additions to long-term debt ................................................        1,476         1,895
    Repayments of long-term debt ...............................................       (1,606)       (2,274)
    Dividends paid .............................................................       (6,210)       (5,696)
    Repurchases of common stock ................................................       (1,986)       (7,662)
    Sales of common stock ......................................................          420           205
    Collection of employee discount on stock ...................................           51            28
                                                                                     --------      --------
               Net cash provided by (used in) financing activities .............        1,321        (8,268)
                                                                                     --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS ...........................................................         (601)         (503)
                                                                                     --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS ..........................................       (1,395)         (420)
CASH AND CASH EQUIVALENTS, beginning of period .................................       13,528        11,334
                                                                                     --------      --------
CASH AND CASH EQUIVALENTS, end of period .......................................     $ 12,133      $ 10,914
                                                                                     ========      ========
CASH PAID DURING THE PERIOD FOR:
    Interest ...................................................................     $    999      $    696
    Income taxes ...............................................................        7,501         8,745

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

         The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Fiscal 2001 will be a 52-week period. In the prior year, fiscal 2000, the Company's fiscal year was a 53-week period. The additional week was included in the second fiscal quarter of fiscal 2000. The results of operations for the nine months ended April 1, 2000 covers a 39-week period whereas the prior year included the results of operations for a 40-week period.

2.   Earnings per Share

         Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                    Three Months Ended               Nine Months Ended
                               -----------------------------   -----------------------------
                               April 1, 2001   April 2, 2000   April 1, 2001   April 2, 2000
                               -------------   -------------   -------------   -------------

Basic                             14,040          14,366          14,082          14,521
Stock options                        126              73             100             119
                                  ------          ------          ------          ------
Diluted                           14,166          14,439          14,182          14,640
                                  ======          ======          ======          ======

Anti-dilutive stock option
   shares excluded in
   the above
   calculation                       462             725             467             470
                                  ======          ======          ======          ======

3.   Inventories

         Inventories were composed of the following:

                            April 2, 2001   July 2, 2000
                            -------------   ------------

Raw materials                  $11,841        $10,364
Work in process                     19             19
Finished goods                  30,597         32,492
Packaging supplies               7,362          6,048
                               -------        -------
                  Total        $49,819        $48,923
                               =======        =======

4.   Comprehensive Income

         The components of comprehensive income were as follows:

                                          Three Months Ended                Nine Months Ended
                                    ------------------------------    ------------------------------
                                    April 1, 2001    April 2, 2000    April 1, 2001    April 2, 2000
                                    -------------    -------------    -------------    -------------

Net income                            $  1,800         $  6,624         $ 13,914         $ 18,855

Other comprehensive income:
 Unrealized gains on
  marketable securities,
  net of tax:
  Realized (gains)
    reclassified to
    net income                                             (515)            (693)            (778)
   Unrealized gains (losses)               (79)            (229)             112              (58)
  Unrealized gains (losses)
   on derivative financial
   instruments                             (90)                               45
  Foreign currency translation
   adjustment                           (1,137)            (780)          (1,718)          (2,111)
                                      --------         --------         --------         --------
 Total comprehensive income           $    494         $  5,100         $ 11,660         $ 15,908
                                      ========         ========         ========         ========

5.   Segment Information

                                 Three Months Ended               Nine Months Ended
                            -----------------------------   -----------------------------
                            April 1, 2001   April 2, 2000   April 1, 2001   April 2, 2000
                            -------------   -------------   -------------   -------------

Net sales
  Domestic                    $ 70,269        $ 70,962        $209,749        $214,979
  Europe                        12,423          16,756          41,269          57,804
  Central America               21,353          20,527          65,498          61,084
                              --------        --------        --------        --------
    Total consolidated        $104,045        $108,245        $316,516        $333,867
                              ========        --------        ========        ========

                                      Three Months Ended                 Nine Months Ended
                                 ------------------------------    ------------------------------
                                 April 1, 2001    April 2, 2000    April 1, 2001    April 2, 2000
                                 -------------    -------------    -------------    -------------

Income:
 Operating income
  Domestic                         $  3,979         $  8,276         $ 20,237         $ 23,844
  Europe                             (1,454)             269           (1,129)           1,477
  Central America                     2,444            2,425            7,479            7,488
                                   --------         --------         --------         --------
    Total operating income            4,969           10,970           26,587           32,809
  General corporate expense          (2,452)          (2,580)          (7,746)          (7,735)
                                   --------         --------         --------         --------
    Income from operations            2,517            8,390           18,841           25,074
 Interest expense                      (368)            (302)          (1,001)            (735)
 Equity in earnings of
  unconsolidated affiliates             590              626            1,420            1,154
 Other income, net                     (168)             876              726            1,694
                                   --------         --------         --------         --------
  Income before taxes and
   minority interests              $  2,571         $  9,590         $ 19,986         $ 27,187
                                   ========         ========         ========         ========

6.   Accounting Principles

         Effective July 3, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

         The Financial Accounting Standards Board's Emerging Issues Task Force
(EITF) reached consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives", in July 2000 and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products", in April 2001. These issues address the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates, free products and payments to retailers to obtain shelf space for products of the Company. The Company will adopt these issues, as amended, not later than the third quarter of fiscal 2002. While the impact of these issues on the Company's consolidated financial statements is still being evaluated, it is expected to significantly impact revenue and expense classifications but not change reported net income.

7.   Restructuring and other charges

         During the third quarter, the Company recorded restructuring and other charges at Stevens & Brotherton, the Company's United Kingdom subsidiary. The charges consisted of redundancy payments ($388) for employee termination benefits for 16 employees, excess facility costs ($553) and equipment and other asset write-downs ($494). The $1,435 liability originally recorded in Accrued Liabilities has been reduced to $903 at April 1, 2001. The Company expects to substantially complete the restructuring activities by the third quarter of fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. For fiscal 2001, the Company's fiscal year will be a 52-week period whereas fiscal 2000 was a 53-week period. The additional week in fiscal 2000 was included in the second fiscal quarter. The results of operations for the nine months ended April 1, 2001 covers a 39-week period whereas the prior year included the results of operations for a 40-week period.

                  THREE MONTHS ENDED APRIL 1, 2001 COMPARED TO
                        THREE MONTHS ENDED APRIL 2, 2000

         For the three months ended April 1, 2001, sales decreased $4.2 million or 3.9% to $104.0 million from $108.2 million recorded for the same period last year. Volume declines decreased sales by $3.1 million. A combination of price and product mix increased sales $0.9 million and unfavorable foreign currency translation negatively impacted sales by $2.0 million. Domestic rice sales of $68.5 million decreased $1.5 million or 2.1% from the prior year sales of $70.0 million. In the domestic rice business, the retail sector recorded a $0.9 million or 1.9% increase in sales. Unit volume sales increased in every category within the retail sector. Within the retail sector, sales of regular rice increased $0.5 million or 1.9% primarily due to a slight unit volume increase of 0.2%. Sales of value-added products increased $0.3 million and sales of brown rice increased by $0.1 million due primarily to higher unit volumes. In the non-retail sector, sales decreased $2.4 million or 12.9%. Sales to foodservice customers increased 10.3%, or $0.3 million on a unit volume increase of 1.9%. Sales in the export/commodity category decreased $3.1 million or 30.2% due to a 40.6% decrease in unit volume sales. Volumes were impacted by competitive market conditions in the industry. Industrial sales were even with the same period of the prior year despite a 8.9% decline in unit volume due to the sales mix. Sales from the Company's energy cogeneration joint venture increased $0.8 million or 81.7% due to significantly higher energy prices. Sales in Central America increased $0.8 million or 4.0% to $21.4 million compared to $20.6 million in the prior year. Higher volumes were recorded in the fruit nectar and juice products and volumes declined in the cookie and cracker product lines. In total, higher volumes increased sales by $1.2 million. Higher prices increased sales by $0.2 million and unfavorable currency translation reduced sales by $0.6 million. In Europe, sales declined by $4.3 million or 25.9% to $12.4 million from $16.7 million last year. Lower unit volumes decreased sales by $2.7 million and a combination of lower prices and product mix reduced sales by $0.3 million. Unfavorable currency translation decreased sales by $1.3 million. Volumes were down in virtually all product categories reflecting continuing soft retail trading conditions, competitive pressures and the loss of representation of two product lines.

         Gross profit declined $4.2 million or 11.0% to $33.6 million from $37.8 million a year ago. As a percentage of sales, gross profit decreased to 32.3% from 34.9%. In the domestic rice business, gross profit decreased by $3.7 million and, as a percentage of sales, to

36.8% from 41.3% primarily as a result lower sales volume and higher energy, packaging and transportation costs. The Company was unable to offset these higher costs through price increases due to competitive market conditions. In Central America gross profit increased $0.1 million or 1.3% to $6.9 million as a result of higher margins in cookie and cracker product products. Gross profit as a percentage of sales in Central America decreased to 32.4% from 33.2% in the same period last year. In Europe, gross profit declined by $0.6 million or 31.6% due to the lower sales volume.

         Advertising, selling and warehousing expenses increased by $0.4 million to $24.3 million from $23.9 million in the same period last year. The increase in this expense category came primarily in the media advertising and promotional programs in the domestic rice business and was due to competitive market activity.

         Administrative and general expenses decreased $0.1 million or 2.5% to $5.3 million. The decrease was primarily related to domestic operations.

         During the third quarter of fiscal 2001 the Company recorded a pre-tax charge of $1.4 million in continuing operations for restructuring and other charges related to its European operations in the U.K. The charges were for restructuring activities related to work-force reductions and downsizing operations. The charges include $0.4 million for redundancy payments for employee termination benefits, $0.6 million for excess facility costs and $0.4 million for equipment and other asset write-downs. The $1.4 million liability recorded in accrued expenses has been reduced to $0.9 million as of April 1, 2001. The Company expects to substantially complete these restructuring activities within the next twelve months.

         Income from operations after the restructuring and other charges of $1.4 million decreased $5.9 million or 70.0% to $2.5 million from $8.4 million in the same period last year. As a percentage of sales, operating income decreased to 2.4% from 7.8% in the prior year. The reduction in operating income is primarily the result of the $4.2 million decrease in gross profit as discussed above and the $1.4 million of restructuring and other charges. Operating income decreased by $4.4 million or 53.1% to $3.9 million in the domestic rice business due to the decrease in gross profit and higher advertising, selling and warehousing expenses related to competitive market conditions. In Central America, operating income was even with last year at $2.4 million. Operating income for European operations after the restructuring charge decreased by $1.7 million.

         Total other income decreased $1.1 million. Gains from the sale of marketable securities decreased $0.8 million and miscellaneous other expenses increased by $0.2 million.

         The effective tax rate of 29.4% was down slightly from 30.0% last year. The rate in the current year is below the statutory rate primarily due to energy tax credits related to the cogeneration operations and lower effective tax rates applicable to certain foreign operations.

         Net income for the current quarter was $1.8 million compared to $6.6 million for the same quarter last year and diluted earnings per share were $0.13, down from $0.46.

                   NINE MONTHS ENDED APRIL 1, 2001 COMPARED TO
                         NINE MONTHS ENDED APRIL 2, 2000

         Sales decreased $17.4 million or 5.2% to $316.5 million in the nine-month period ended April 1, 2001 versus $333.9 million for the same period of the previous year. Domestic sales decreased by $5.2 million or 2.4% to $209.7 million while sales from international operations decreased by $12.2 million to $106.8 million. Reduced volumes decreased sales $7.4 million while a combination of price and sales mix decreased sales by $3.3 million. Unfavorable currency translation reduced sales by $6.7 million. In the domestic rice business, sales in the retail category decreased $5.0 million or 3.2%. Unit volume sales within all subcategories except brown rice declined due to competitive market conditions. Of the total $5.0 million decrease in sales in the retail category, lower volumes accounted for $3.3 million and a combination of product mix and selling prices reduced sales $1.7 million. In the non-retail category that includes regular rice sales to the foodservice, industrial and export sectors, sales decreased by $0.9 million. Increased volumes accounted for an increase of $0.8 million and lower pricing and product mix reduced sales $1.7 million. Volume declines in the lower-margin export category more than offset increased volumes in the foodservice and industrial categories. Sales by the Company's energy cogeneration joint venture increased by $0.7 million. Higher energy prices added $1.7 million and lower volumes decreased sales by $1.0 million. Sales by the Company's Central American operations increased $4.4 million or 7.2% to $65.5 million. Increased sales volumes of fruit nectar and juice products added $6.7 million to sales offset partially by lower volumes in cookie and cracker products, which lowered sales by $0.2 million. In total, higher prices added $0.1 million to sales and unfavorable currency translation reduced sales by $2.2 million. Sales by the Company's European operations decreased $16.6 million or 28.6% to $41.3 million. Lower volumes decreased sales by $10.5 million. Lower prices due to more competitive markets reduced sales by $1.7 million and unfavorable foreign currency exchange decreased sales $4.4 million.

         Gross profit decreased by $4.1 million or 3.8% to $104.2 million in the nine-month period from $108.2 million in the same period of the previous year. As a percentage of sales, gross profit increased to 32.9% of sales in the current period versus 32.4% of sales last year. In the domestic rice business gross profit declined $2.7 million or 3.2% to $78.7 million primarily due to the decline in sales and higher energy, packaging and transportation costs. As a percentage of sales, gross profit decreased to 38.2% in the current year versus 38.4% in the prior year. In Central America, gross profit increased by $0.4 million due to improved margins on fruit nectars and juices and vegetable products. The margin improvement was related to increased volumes. As a percentage of sales, gross profit in Central America decreased to 31.5% from 33.1%. Gross profit decreased by $2.1 million in Europe due to lower sales. As a percentage of sales gross profit was reduced to 11.4% in the current year compared to 11.7% in the previous period.

         Advertising, selling and warehousing expenses increased by $0.4 million to $67.3 million from $66.8 million in the same period last year. The increase in this expense category came primarily in the media advertising and promotional programs in the domestic rice business and in Central America due to competitive market activity.

         Administrative and general expenses increased by $0.3 million or 1.6% to $16.6 million. The increase was related to domestic and Central American operations and resulted from normal inflationary increases.

         During the third quarter of fiscal 2001 the Company recorded a pre-tax charge of $1.4 million in continuing operations for restructuring and other charges related to its European operations in the U.K. The charges were for restructuring activities related to work-force reductions and downsizing operations. The charges include $0.4 million for redundancy payments for employee termination benefits, $0.6 million for excess facility costs and $0.4 million for equipment and other asset write-downs.

         Income from operations, after the restructuring and other charges, decreased by 24.9% to $18.8 million from $25.1 million last year. As a percentage of sales, operating income declined to 6.0% from 7.5%. In the domestic rice business, operating income decreased $3.9 million or 16.1% to $20.1 million. This reduction in operating profit was due to the $2.7 million decrease in gross profit and $1.0 million increase in advertising, selling and warehousing expense. In Central America, operating income was even with the prior year at $7.5 million. In Europe, operating profit net of the restructuring charge declined $2.6 million as a result of the lower sales volumes.

         Total other income of $1.1 million declined $1.0 million from $2.1 million recorded in the prior year. Interest income was $0.1 million lower in the current year due to lower interest rates and invested funds. Equity in earnings of unconsolidated affiliates increased by $0.3 million to $1.4 million. Interest expense increased by $0.3 million to $1.0 million in the current period as a result of higher borrowings. Other miscellaneous expenses increased by $0.7 million to $1.2 million from $0.5 million in the prior period.

         Tax expense decreased $2.2 million to $6.0 million in the current year. The effective tax rate was 29.8% in the current period as compared to 29.9% in the same period last year. The rate in the current year is below the statutory rate primarily due to energy tax credits related to the energy cogeneration operations and lower effective tax rates in certain foreign operations.

         Net income for the nine-month period was $13.9 million down 26.2% compared to $18.9 million for the comparable period last year. Diluted earnings per share were $0.98 versus $1.29 last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $4.4 million for the nine months ended April 1, 2001, which was a decrease of $16.5 million from the same period last year. The decrease in cash provided by operations was primarily due to an increase in working capital of $13.3 million during the current year compared to a decrease in working capital of $0.2 million last year. Also, net income declined by $4.9 million offset by an increase of $0.6 million in depreciation and amortization and $1.4 million in restructuring and other charges.

         Cash used in investing activities decreased to $6.5 million from $12.5 million in the same period in the prior year. Purchases of property, plant and equipment totaled $8.2 million, which were $1.5 million less than purchases in the same period last year. In the prior year, cash of $4.5 million was used to purchase certain assets of the wild rice business.

         Cash provided by financing activities totaled $1.3 million in the nine months ended April 1, 2001, which was $9.6 million more than last year. During this period the Company repurchased 0.1 million shares of its common stock paying $2.0 million. In the prior year the Company repurchased 0.4 million shares at a cost of $7.7 million. In the current period $9.0 million was provided by additional net borrowings whereas in the prior year $4.9 million was provided by additional loans. Dividend payments in the period ended April 1, 2001 were $6.2 million, up from $5.7 million paid in the same period last year.

         On October 18, 2000, the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.16 per share from $0.14 per share, for an indicated annual rate of $0.64 per share.

         The Company's financial position continues to remain strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide sufficient capital resources and liquidity to meet its needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of April 1, 2001 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 15, Letters from Arthur Andersen LLP dated April 23, 2001, regarding unaudited financial statements.

        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RIVIANA FOODS INC.


Dated: May 4, 2001               By: /s/ E. Wayne Ray, Jr.
                                     -------------------------------------------
                                     E. Wayne Ray, Jr.
                                     Vice President, Chief Financial Officer and
                                     Chief Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
15       Letters from Arthur Andersen LLP dated April 23, 2001,
         regarding unaudited financial statements