Form 10-K
period 2001-07-01
RIVIANA FOODS INC /DE/
filed 2001-09-20
CIK 934650

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

                     FOR THE FISCAL YEAR ENDED JULY 1, 2001

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 30, 2001 the aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $106,167,000.

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at August 30, 2001 was 14,045,623.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held October 17, 2001 (the "Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Riviana Foods Inc. ("Riviana," the "Company," or the "Registrant") was incorporated on January 31, 1986. The Company's predecessors date back to 1911 when Frank A. Godchaux began the amalgamation of 25 rice mills in southwest Louisiana.

     Riviana processes, markets and distributes rice products in the United States, cookies, crackers, fruit juices, nectars and drinks, and processed fruits and vegetables in Central America, and rice and other food products in Europe. For fiscal 2001, the Company's domestic operations accounted for approximately 64% and 74% of net sales and operating income before general corporate expenses, respectively, and international operations accounted for approximately 36% and 26% of net sales and operating income before general corporate expenses, respectively.

     Riviana's domestic operations consist primarily of sales of retail branded and private-label rice products, sales of rice products to retail food service chains, sales of rice and rice by-products to major food processors and other industrial users and exports of branded and value-added rice products to Puerto Rico and a number of international markets. Sales of retail branded and private-label rice products represent the most significant component of the Company's domestic operations, accounting for approximately 45% of the Company's total net sales during fiscal 2001.

     By volume, Riviana is the largest seller of retail branded and private-label rice products in the United States, offering a variety of products in each of the retail rice industry's four categories: dried rice (milled white and parboiled rice), instant rice (rice that cooks in 10 minutes or less), prepared rice (specialty mixes) and brown rice.

     The Company's domestic sales by hundredweight ("cwt") of retail rice products have grown at a compound annual rate of 4% from fiscal 1996 to 2001. The Company believes its consistent growth has resulted from its longstanding national presence and reputation for quality, and its ability to develop and market easy-to-prepare, value-added instant and specialty mix products.

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

          GOURMET HOUSE(R) -- one of the leading brands of packaged wild rice in the U.S.

     Riviana also markets a variety of easy-to-prepare, flavored rice mixes under the Mahatma(R), Carolina(R) and Success(R) brand names, including Mahatma(R) brand Yellow Rice, Red Beans & Rice, Spanish Rice, Black Beans & Rice, Spicy Yellow Rice, Nacho Cheese Rice, Long Grain & Wild Rice, Broccoli & Cheese Rice and Beef Rice, Carolina(R) brand Yellow Rice, Black Beans & Rice, Pilaf Rice, Long Grain & Wild Rice, Chicken Rice and Spanish Rice and Success(R) brand Yellow Rice, Brown & Wild Rice, Broccoli & Cheese Rice, Red Beans & Rice and Grilled Chicken & Broccoli Rice.

     In addition to its branded products, the Company supplies a full range of private-label rice products -- dried rice, instant rice, rice mixes and brown rice -- to numerous food retailers, including 48 of the top 50 retailers in the United States. In July 1998, the Company also began marketing and distributing retail rice products in the United States, the Bahamas and U.S. military commissaries for Riceland Foods, Inc., with whom it also participates in rice flour milling and co-generation projects.

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

     Riviana exports brand name and value-added rice products to Puerto Rico and a number of foreign countries. The Company's Puerto Rican brands, El Mago(R), Sello Rojo(R) and Mahatma(R), represent approximately 20% of the total Puerto Rican retail rice market, where per capita rice consumption is approximately five times the United States level. The Company also exports brand name and private-label rice products to Canada, Mexico, Central America and countries in the Caribbean, Europe, Africa and the Middle East.

     In Central America, the Company operates as one of the largest manufacturers of cookies and crackers through Pozuelo, S.A. ("Pozuelo") in Costa Rica and one of the largest processors of fruits and vegetables through Alimentos Kern de Guatemala, S.A. ("Kern"). In cookies and crackers, Costa Rica is the largest market, followed by Guatemala and El Salvador. The Company has committed significant resources to the manufacturing of cookies and crackers in the past five years to modernize its facilities and convert them into a modern, efficient baking operation. The principal brands are Riviana Pozuelo(R) soda crackers and saltines, Bokitas(R) oil sprayed crackers, Familia(R) assortments of sweet biscuits, and Chiky(R), which is an enrobed sweet biscuit. In processed fruits and vegetables, the Company produces a wide variety of products, including fruit nectars and juices, fruit drinks, tomato products (sauces, ketchup and paste) and refried beans under the Kern's(R), Ducal(R), Fun-C(R) and Koolfrut(R) brands. These products are sold principally in Central America with the largest markets being Guatemala, Costa Rica and El Salvador. Exports, including refried beans exported to the United States, represent a part of the Central American business. Many of the Company's primary brand name products are market leaders in Central America in their respective categories.

     Sales in Central America, expressed in dollars, have grown at a compound growth rate of 3% from fiscal 1997 to 2001. The Central American segment accounted for approximately 22% of net sales and 28% of operating income before general corporate expenses in fiscal 2001.

     In Europe, the Company is a major rice miller, marketer and distributor of rice products through its subsidiary, N & C Boost N.V. ("N&C") and a distributor of rice and other food products including canned and dried fruits, nuts, vegetables and meats to retail, wholesale, foodservice and industrial customers through its subsidiary, Stevens & Brotherton Ltd. ("S&B"). N&C, a Belgian subsidiary, competes in the continental European rice market through its management of Boost Nutrition C.V. in Belgium and its subsidiary, Euryza Reis GmbH in Germany, (collectively "Boost"). Boost is accounted for as an unconsolidated affiliate and is jointly owned by N&C and Arrocerias Herba, S.A., a major European rice miller and marketer. Boost buys parboiled and regular brown rice in bulk, which it then mills, packages and markets under its own and private-label brand names and in bulk. Boost markets its own brand name, Bosto(R), in Belgium, and Oryza(R), in Germany, which are leading brands of consumer packaged rice in those countries. Boost's Boss(R) brand canned cream rice is the leading canned creamed rice in Belgium. Boost also distributes bulk and private-label packaged rice to major retailers in Europe. The Boost joint ownership agreement provides that each party has certain rights to buy the other's interest or require the other to buy its interest. N&C also owns a one-third interest in Herto N.V., a major European rice cake manufacturer.

     S&B, a United Kingdom subsidiary, distributes a variety of brand name and private-label products including rice and canned fruits, vegetables and meats to retail, wholesale, foodservice and industrial customers. The products distributed by S&B are all produced by other manufacturers and generate a lower gross profit margin than other Riviana operations.

     The Company's European operations accounted for approximately 14% of net sales and an operating loss equal to 2% of operating income before general corporate expenses in fiscal 2001.

     Financial segment information by geographic area for the most recent three fiscal years is set forth in Item 8, Note 13, "Segment information."

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

     The Company has a large customer base that includes retail supermarket chains, wholesalers, industrial ingredient users, restaurant chains, breweries and other food processors. No customer, domestic or international, accounted for more than 3% of the Company's consolidated revenues in fiscal 2001.

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

     The Company buys rough rice from a variety of farm sources, primarily in Arkansas and Louisiana. No single source accounts for more than 9% of rough rice purchases. In addition to milling rice in its own facilities, the Company purchases significant amounts of rice milled to the Company's specifications from a number of the leading rice milling companies in the United States. In fiscal 2001, 76% of the Company's milled rice purchases was from one supplier. The Company believes adequate alternative sources of supply are readily available.

     The Company's competitive position depends largely on continued consumer brand loyalty and its ability to introduce and gain customer acceptance for new products. The Company competes with three major industry leaders and with several regional competitors on the basis of price, quality, brand name recognition, availability of products and product innovation.

     The Company is the industry leader in sales of branded rice measured by volume. The Quaker Oats Company is the largest seller of branded rice in the industry measured in dollars with its rice mixes, Rice-A-Roni and Near East. Mars, Inc., through its subsidiary Uncle Ben's, Inc., is the largest seller of parboiled rice. Kraft Foods Inc. produces the leading brand of instant rice, Minute.

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

     In April 1996, the Federal Agriculture Improvement and Reform Act ("1996 Farm Bill") was enacted to replace the 1990 predecessor, the Food, Agriculture, Conservation and Trade Act of 1990 ("1990 Farm Bill"). The 1996 Farm Bill provides marketing loans and agricultural marketing transition payments (as defined) to qualifying farmers for seven years beginning with the 1996 crop. Under the 1996 Farm Bill, agricultural market transition payments range on a declining scale from $2.75 per cwt for the 1996 crop to $2.03 per cwt in 2002 and replace similar payments of the 1990 Farm Bill. However, for the 1999, 2000 and 2001 crop years, the payments were supplemented to counter low commodity prices. Unlike the payments under the 1990 Farm Bill, the agricultural market transition payments are fixed without reference to price levels. Other important provisions of the 1996 Farm Bill include the elimination of acreage reduction incentives and increased flexibility of farmers to plant different crops other than rice as market conditions warrant. The changes introduced by the 1996 Farm Bill may have a significant impact on the supply and price level of rice grown in the United States.

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

     As of August 15, 2001, the Company employed approximately 2,745 employees, 23% of whom were covered by collective bargaining agreements. In Houston, Texas, the Company is a party to collective bargaining agreements with General Drivers, Warehousemen and Helpers Teamsters Local Union No. 968, covering 265 employees. In Memphis, Tennessee, the Company is a party to a collective bargaining agreement with Teamsters Local Union No. 1196 covering 104 employees. In Guatemala, Kern is a party to a collective bargaining agreement with a local union covering 259 employees. The Company believes its labor relations are good.

ITEM 2. PROPERTIES.

     The following table lists the Company's principal properties, all of which are owned unless otherwise indicated.

LOCATION                                              NATURE OF FACILITY                 SQUARE FOOTAGE
--------                                              ------------------                 --------------
Houston, Texas.......................  Processing, packaging, technical center,             170,600
                                       warehouse
Houston, Texas(1)....................  Corporate headquarters                                52,100
Abbeville, Louisiana.................  Processing, packaging, warehouse                     137,200
Memphis, Tennessee...................  Packaging, warehouse                                  99,700
Carlisle, Arkansas...................  Processing                                            94,880
Jonesboro, Arkansas(1)...............  Operations, gasification, storage for rice hulls       6,000
Stuttgart, Arkansas(1)...............  Operations, gasification, storage for rice hulls      36,705
Edison, New Jersey(1)................  Warehouse                                             99,902
Clearbrook, Minnesota................  Processing, packaging, warehouse                      27,440
Orpington, England(1)................  Trading office                                        11,100
Bristol, England(2)..................  Distribution                                         210,000
San Jose, Costa Rica.................  Production, packaging, warehouse                     257,000
Guatemala City, Guatemala............  Production, packaging, warehouse                     267,000
San Salvador, El Salvador(1).........  Distribution, warehouse                               28,000
Managua, Nicaragua(1)................  Distribution, warehouse                               22,600

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended July 1, 2001, no matter was submitted to a vote of the stockholders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information relating to the Company's common stock is set forth in Item 8 in Note 11, "Capital stock," and in Note 14, "Unaudited quarterly financial data."

     On August 23, 2001, the Board of Directors declared a quarterly cash dividend of $0.16 per common share payable October 9, 2001 to stockholders of record on September 4, 2001.

     The Company has a continuing stock repurchase program. The program authorizes the repurchase of up to 3,000,000 shares of the Company's common stock from time to time. As of August 23, 2001 the Company had repurchased 2,022,246 shares. The Company expects to finance any future repurchases from working capital, unused short-term credit lines and cash flow from operations.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table represents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1997 through 2001. Net sales for fiscal years 1997 through 2000 have been restated to reflect the adoption as of July 1, 2001, of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue Nos. 00-14 and 00-25. See Item 8, Footnote 2, "Summary of significant accounting policies: Changes in accounting principles" for additional information. All amounts are in thousands except per share data.

                                         2001       2000       1999       1998       1997
                                       --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
     Net sales.......................  $381,999   $402,965   $434,291   $428,305   $434,200
     Net income......................    19,242     25,101     24,255     22,590     20,025
     Earnings per share:
       Basic.........................      1.37       1.74       1.62       1.44       1.27
       Diluted.......................      1.36       1.73       1.60       1.42       1.26
BALANCE SHEET DATA (AT END OF YEAR):
     Total assets....................  $208,293   $209,115   $200,204   $205,328   $191,889
     Short-term debt and Current
       maturities of long-term
       debt..........................     4,816      5,900      1,973      2,705      6,874
     Long-term debt, net of current
       maturities....................     1,462      1,462      1,390      1,861      2,619
     Total debt......................     6,278      7,362      3,363      4,566      9,493
     Stockholders' equity............   140,834    134,931    130,377    137,744    127,076
     Dividends paid per share........      0.60       0.53       0.47       0.42       0.38

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.

GENERAL

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business. For fiscal 2001, the Company's fiscal year was a 52-week period whereas fiscal 2000 covered 53-weeks of operations. The additional week was included in the second fiscal quarter of fiscal 2000.

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

     Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the Company's results of operations or financial position for the three years ended July 1, 2001. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations or financial position of the Company's units located in that region because the Company has generally been able to pass on cost increases to its customers.

     The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

  Fiscal 2001 Compared to Fiscal 2000

     Effective July 1, 2001 the Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." These issues address the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates, free products and payments to retailers to obtain shelf space for products of the Company. The effect of these issues significantly impacted revenue and expense classifications but did not change reported operating income, net income or earnings per share. Accordingly, all periods presented have been restated to reflect this adoption.

     The following table summarizes the impact of this change in the method of accounting for sales incentives and other payments covered by the EITF Issues No. 00-14 and No. 00-25.

                                                             YEARS ENDED
                                             -------------------------------------------
                                                                  JULY 2, 2000
                                                        --------------------------------
                                             JULY 1,                          PREVIOUSLY
                                               2001     RESTATED   CHANGES     REPORTED
                                             --------   --------   --------   ----------
Net sales..................................  $381,999   $402,965   $(32,920)   $435,885
Cost of sales..............................   279,491    292,886        106     292,780
                                             --------   --------   --------    --------
          Gross profit.....................   102,508    110,079    (33,026)    143,105
                                             --------   --------   --------    --------
Advertising, selling and warehousing.......    53,602     54,692    (33,026)     87,718
Administrative and general.................    21,320     21,442                 21,442
Restructuring and other charges............     1,435
                                             --------   --------   --------    --------
          Total costs and expenses.........    76,357     76,134    (33,026)    109,160
                                             --------   --------   --------    --------
          Operating income.................  $ 26,151   $ 33,945   $      0    $ 33,945
                                             ========   ========   ========    ========

     For the fiscal year ended July 1, 2001 sales decreased $21.0 million or 5.2% to $382.0 million from $403.0 million for the previous fiscal year. Domestic sales decreased $4.9 million or 2.0% to $245.0 million and sales from international operations decreased by $16.1 million or 10.5% to $137.0 million. Lower volumes reduced sales $9.1 million and the combined effect of price and sales mix decreased sales by $3.7 million. Unfavorable currency translation reduced sales a further $8.2 million. In the domestic rice business sales of $239.2 million decreased $6.8 million or 2.8% from the prior year sales of $246.0 million. Lower volumes were recorded across all sectors in the domestic rice business with the exception of foodservice which increased by 12.7% and the low-margin by-products which increased by 21.8%. In total, lower volumes accounted for $1.9 million of the total $6.8 million decrease in sales. Total retail volumes declined by 1.2% and non-retail volumes declined by 2.5% primarily due to competitive market conditions. Sales in the domestic rice business were also negatively affected $4.9 million due to a combination of sales mix and pricing reflecting the competitive market conditions. The Company's energy co-generation joint venture increased sales $1.9 million due primarily to higher energy prices. Higher natural gas prices added $2.6 million to sales and lower volumes reduced sales by $0.7 million. Volumes declined from the prior year as a facility was out of service for approximately one and one-half months for repairs and upgrading. Sales in Central America increased $4.5 million or 5.6% to $84.0 million compared to $79.5 million in the prior year. Higher volumes were recorded in fruit nectar and juice products while volumes in the cookie and cracker product lines was even with the prior year. In total, higher volumes increased sales by $7.4 million. Higher prices increased sales by $0.1 million and unfavorable currency translation reduced sales by $3.0 million. In Europe, sales declined by $20.6 million or 27.9% to $53.0 million from $73.6 million in the prior year. Lower unit volumes decreased sales by $13.9 million as the Company continued to eliminate sales of certain lower margin products and distributorships for two product lines were cancelled. A combination of price and product mix reduced sales by $1.5 million and unfavorable currency translation decreased sales by $5.2 million.

     Gross profit decreased by $7.6 million or 6.9% to $102.5 million from $110.1 million a year earlier and decreased as a percentage of sales to 26.8% from 27.3%. In the domestic rice business, gross profit decreased $5.9 million or 7.8% to $70.5 million from $76.4 million in the same period in the prior year. Gross profit decreased primarily as a result of lower sales but was also impacted by higher costs which reduced the gross profit as a percentage of sales. Most of the higher costs were related to the sharply higher energy costs incurred in fiscal 2001. In the domestic rice business, gross profit as a percentage of sales decreased to 29.5% from 31.1%. The domestic energy co-generation operations reported gross profit of $0.5 million versus a loss of $0.1 million in the prior year. The improvement resulted from higher energy prices. Gross profit in Central America improved by $0.6 million or 2.4% to $25.8 million but decreased as a percentage of sales to 30.7% from 31.6% in the prior year. The gross profit increase was due to increased sales. In Europe gross profit decreased by $2.9 million or 32.8% to $5.7 million, and decreased as a percentage of sales to 10.8% from 11.6% in the prior year. The decrease in gross profit was due to lower sales volumes.

     During the third quarter of fiscal 2001 the Company recorded a pre-tax charge of $1.4 million in continuing operations for restructuring and other charges related to its European operations in the United Kingdom. The charges were for activities related to work-force reductions and downsizing operations. The charges include $0.4 million for redundancy payments for employee termination benefits, $0.6 million for excess facility costs and $0.4 million for equipment and other asset write-downs. The $1.4 million liability originally recorded in accrued expenses has been reduced to $0.6 million as of July 1, 2001. The Company expects to substantially complete these activities by the end of the third quarter of fiscal 2002.

     Operating income decreased $7.7 million or 23.0% to $26.2 million from $33.9 million in the same period in the prior year. As a percentage of sales, operating income decreased to 6.8% from 8.4% in the prior period. The decrease in operating income was principally due to reduced operating profit in the domestic rice business and Europe after the charges for restructuring and other items. Operating income in the domestic rice business decreased by $6.3 million or 19.4% to $26.1 million. The decrease in operating profit resulted primarily from the $5.9 million reduction in gross profit as discussed above and higher administrative expenses of $0.3 million. In Central America, operating income increased $0.7 million or 7.3% to $10.3 million. Lower advertising, selling and warehousing expenses of $0.3 million offset by higher administrative expenses of $0.2 million added to the $0.6 million improvement in gross profit. Operating income in Europe after the restructuring and other charges of $1.4 million declined $2.9 million from the prior year and Europe reported a loss of $0.9 million in operating profit. The lower gross profit of $2.9 million as discussed above was partially offset by a $0.9 million reduction in advertising, selling and warehousing expenses and a reduction of $0.5 million in administrative expenses.

     Other income of $1.8 million decreased by $0.5 million from the prior year. In fiscal 2001 the Company recorded net interest expense of $0.1 million as compared to net interest income of $0.3 million in the prior year. The increase in interest expense was primarily related to higher domestic borrowings due to reduced cash flow associated with the lower level of operating profit. Equity in the earnings of unconsolidated affiliates of $2.2 million was $0.5 million higher than the same period in the prior year due to record volumes at the Company's rice flour joint venture operation and earnings from its affiliate, Euryza Gmbh in Germany. Gain from the sale of marketable securities of $1.4 million was even with the previous year. Other miscellaneous expenses increased by $0.6 million to $1.7 million.

     Income tax expense of $8.4 million reflected a decrease of $2.5 million from the same period in the prior year due to the reduction in income before tax. The effective rate for both periods was 29.9%. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate and the utilization of energy tax credits related to the Company's co-generation joint venture.

     Net income for fiscal 2001 decreased $5.9 million or 23.3% to $19.2 million from $25.1 million in the prior fiscal year. Diluted earnings per share were $1.36, down from $1.73 in the prior period.

  Fiscal 2000 Compared to Fiscal 1999

     The following table summarizes the impact of the change in the method of accounting for sales incentives and other payments covered by the EITF Issues No. 00-14 and No. 00-25.

                                                              YEARS ENDED
                                            -----------------------------------------------
                                                                    JUNE 27, 1999
                                                           --------------------------------
                                            JULY 2, 2000                         PREVIOUSLY
                                              RESTATED     RESTATED   CHANGES     REPORTED
                                            ------------   --------   --------   ----------
Net sales.................................    $402,965     $434,291   $(28,470)   $462,761
Cost of sales.............................     292,886      329,302        907     328,395
                                              --------     --------   --------    --------
          Gross profit....................     110,079      104,989    (29,377)    134,366
                                              --------     --------   --------    --------
Advertising, selling and warehousing......      54,692       51,807    (29,377)     81,184
Administrative and general................      21,442       20,772                 20,772
                                              --------     --------   --------    --------
          Total costs and expenses........      76,134       72,579    (29,377)    101,956
                                              --------     --------   --------    --------
          Operating income................    $ 33,945     $ 32,410   $      0    $ 32,410
                                              ========     ========   ========    ========

     For the fiscal year ended July 2, 2000 sales decreased $31.3 million or 7.2% to $403.0 million from $434.3 million for the previous fiscal year. Domestic sales decreased $11.1 million or 4.2% to $249.9 million and sales from international operations decreased by $20.2 million or 11.7% to $153.1 million. Lower volumes reduced sales $3.0 million and the combined effect of price and sales mix decreased sales by $16.8 million. Unfavorable currency translation reduced sales a further $11.5 million. In the domestic rice business sales of $246.0 million decreased $11.6 million or 4.5% from the prior year sales of $257.6 million. Volumes increased in the domestic regular rice, foodservice, industrial and export sectors while lower volumes were reported in the value-added instant and prepared rice mixes and low-margin commodity sectors. In total, higher volumes increased sales by $5.5 million. A combination of product mix and price reduced sales by $17.1 million. Total retail volumes increased by 1.4% and non-retail volumes declined by 4.0%. The Company's energy co-generation joint venture increased sales $0.5 million due primarily to higher energy prices. Higher natural gas prices added $0.4 million to sales and increased volumes added $0.1 million to sales. Sales in Central America declined $0.7 million or 0.8% to $79.5 million compared to $80.2 million in the prior year. Volumes recorded in fruit nectar and juice products increased 7.1% and volumes in the cookie and cracker product lines increased 2.1%. In total, higher volumes increased sales by $4.0 million. Higher prices increased sales by $4.5 million and unfavorable currency translation reduced sales by $9.2 million. In Europe, sales declined by $19.5 million or 21.0% to $73.6 million from $93.1 million in the prior year. Lower unit volumes decreased sales by $12.6 million as the Company continued to eliminate sales of certain lower margin products and distributorships for two product lines were cancelled. A combination of price and product mix reduced sales by $4.6 million and unfavorable currency translation decreased sales by $2.3 million.

     Gross profit increased by $5.1 million or 4.9% to $110.1 million from $105.0 million a year ago and increased as a percentage of sales to 27.3% from 24.2% due to higher percentage margins in all business segments. In the domestic rice business gross profit increased $6.2 million or 8.8% to $76.4 million from $70.2 million in the same period in the prior year. Gross profit increased primarily as a result of lower rice costs. In the domestic rice business, gross profit as a percentage of sales increased to 31.1% from 27.3%. The domestic energy co-generation operations reported a loss at the gross profit level of $0.1 million versus a $0.1 million profit in the prior year. The lower gross profit resulted from reduced operating level due to major maintenance and repairs. Gross profit in Central America improved by $0.2 million or 0.8% to $25.2 million and increased as a percentage of sales to 31.6% from 31.1% in the prior year. The gross profit increase was due to operating efficiencies. In Europe gross profit decreased by $1.1 million or 11.9% to $8.6 million, but increased as a percentage of sales to 11.6% from 10.4% a year ago. The decrease in gross profit was due to lower sales volumes and the increase in gross profit as a percentage of sales was due to the product mix.

     Operating income increased $1.5 million or 4.7% to $33.9 million from $32.4 million in the same period in the prior year. As a percentage of sales, operating income increased to 8.4% from 7.5% in the prior period. The increase in operating income was principally due to improved results in the domestic rice business.

Operating income in the domestic rice business increased by $3.7 million or 12.9% to $32.4 million. The increase in operating profit resulted from the $6.2 million improvement in gross profit as discussed above offset by $2.1 million in increased advertising, selling and warehousing expenses which were primarily higher promotional spending in the value-added categories due to competitive market conditions and higher administrative expenses of $0.4 million. In Central America, operating income declined $0.6 million or 5.5% to $9.6 million. Increased advertising, selling and warehousing expenses of $0.9 million offset the increase in gross profit of $0.2 million and administrative expenses were $0.1 million lower. The increase in these expenses was related to expanded regional distribution. Operating income in Europe declined $1.0 million or 32.8% to $2.0 million. This decline was directly related to the decrease in gross profit.

     Other income of $2.3 million decreased by $0.5 million from the prior year. Net interest income was constant at $0.3 million. Equity in the earnings of unconsolidated affiliates of $1.7 million was $0.5 million higher than the same period in the prior year due primarily to record volumes at the Company's rice flour joint venture operation. Gain from the sale of marketable securities of $1.4 million was $0.2 million lower than the previous year. Other miscellaneous expense increased by $0.8 million to $1.1 million. The Company received $0.8 million in the prior year from the settlement of litigation.

     Income tax expense of $10.9 million reflected an increase of $0.3 million from the same period in the prior year and the effective rate decreased slightly to 29.9% from 30.1%. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate and the utilization of energy tax credits related to the Company's co-generation joint venture.

     Net income for fiscal 2000 increased $0.8 million or 3.5% to $25.1 million from $24.3 million in the prior fiscal year. Diluted earnings per share were $1.73, up from $1.60 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during fiscal 2001. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company's primary sources of liquidity are cash provided by operating activities and external borrowing. A strong working capital position and continued profitable operations are the key factors that allow the Company to satisfy most of its capital requirements internally.

     The Company's total of cash, cash equivalents and marketable securities at July 1, 2001 exceeded total debt by $8.8 million. The ratio of debt to total capitalization (total debt plus stockholders' equity) decreased to 4.3% at the end of fiscal 2001 from 5.2% the previous year. The current ratio increased to
2.0 in fiscal 2001 from 1.9 at the end of the prior year.

     Consistent with historical results, operations provided a strong, positive cash flow in fiscal 2001, which resulted in net cash provided by operations of $22.7 million. This was a decrease of $9.4 million from the preceding year. Net income decreased by $5.9 million or 23.3% to $19.2 million and non-cash depreciation and amortization charges increased by $0.8 million. Equity in the earnings of unconsolidated affiliates increased by $0.5 million. Based on the Consolidated Statements of Cash Flows which eliminate the effect of fluctuations in foreign currency translation rates, working capital requirements increased and cash of $2.9 million was used compared to the prior year when working capital requirements decreased and provided cash of $2.7 million. The largest change was the reduction in level of accounts payable of $5.9 million. In fiscal 2001, excluding the effect of exchange rate changes, inventory decreased by $3.4 million whereas in the prior year inventory decreased by $2.4 million. Accounts receivable in the current year decreased $0.1 million while in the prior year accounts receivable decreased $1.5 million. For the three year period ended July 1, 2001, net cash provided by operations has exceeded capital expenditures and dividend requirements by $25.7 million.

     Cash used in investing activities totaled $9.5 million. Purchases of property, plant and equipment totaled $11.9 million, which was $3.2 million less than the last year. Cash inflows related to amounts due from affiliates was $0.4 million less than the prior year. Also, $4.5 million was paid for the acquisition of the assets of the Gourmet House wild rice business in the previous year. Proceeds from the sale of marketable securities were $0.4 million less than in the prior year.

     Cash used in financing activities totaled $10.9 million for the current year, which was $1.7 million less than the prior year. During the current year the Company repurchased 0.1 million shares of its common stock paying $2.0 million. In the prior year the Company repurchased 0.5 million shares at a cost of $9.4 million. In the current period, the Company applied $1.0 million to reduce debt while in the prior year $4.2 million was provided by net new borrowings. Dividend payments during the current year were $8.5 million, up $0.8 million from $7.7 million paid last year. Dividends paid per share of common stock increased 13.2% to $0.60 in fiscal 2001.

     The board of directors of the Company has authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During 2001 the Company spent $2.0 million to repurchase 0.1 million shares at an average price of $17.41 per share. Through the end of fiscal 2001, the Company has repurchased a total of 2.0 million shares and 180.0 thousand shares have been reissued upon exercise of employee stock options.

     The Company has a $20.0 million domestic, short-term, unsecured revolving credit facility with one bank. Under the terms of this facility, the Company has the option of borrowing at the bank's prime rate or at the Eurodollar rate plus 0.625%. At July 1, 2001, the Company had $4.0 million in outstanding loans and $2.0 million in letters of credit outstanding under this credit facility. This facility will expire in fiscal 2002 and the Company expects to renew the facility for another one-year period. The agreement contains limited financial covenants and the Company is currently in compliance with all of these covenants.

     The Company's international operations are financed internally or through borrowings in local currency without the benefit of parent Company guarantees. The Company's foreign subsidiaries have a total of $11.9 million in short-term credit lines from local sources and at July 1, 2001 no amounts are borrowed.

     The Company holds a portfolio of marketable securities with a market value of $0.1 million at July 1, 2001, which is available to provide additional liquidity.

     The Company believes that the combination of its working capital, unused and available short-term credit lines and cash flow from operations will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twenty-four months and are settled at maturity, based on prices agreed to at the inception of the contracts. At July 1, 2001 the Company had outstanding swap contracts relating to the purchase of $1.6 million of packaging material and had established bank lines available to purchase forward currency exchange contracts in the amount of $61.0 million of which $6.0 million was outstanding. Net losses deferred in outstanding instruments at July 1, 2001, were $0.1 million. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Consolidated Balance Sheets as of July 1, 2001 and July 2,
     2000...................................................   13
  Consolidated Statements of Income for the fiscal years
     ended July 1, 2001, July 2, 2000, and June 27, 1999....   14
  Consolidated Statements of Capital Accounts and Retained
     Earnings for the fiscal years ended July 1, 2001, July
     2, 2000, and June 27, 1999.............................   15
  Consolidated Statements of Comprehensive Income and
     Accumulated Other Comprehensive Income for the fiscal
     years ended July 1, 2001, July 2, 2000, and June 27,
     1999...................................................   15
  Consolidated Statements of Cash Flows for the fiscal years
     ended July 1, 2001, July 2, 2000, and June 27, 1999....   16
  Notes to Consolidated Financial Statements................   17
  Report of Independent Public Accountants..................   31

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              JULY 1, 2001   JULY 2, 2000
                                                              ------------   ------------
                                         ASSETS


CURRENT ASSETS:
  Cash......................................................    $  8,758       $  7,414
  Cash equivalents..........................................       6,232          6,114
  Marketable securities.....................................          71          1,582
  Accounts receivable, less allowance for doubtful accounts
     of $1,450 and $1,032...................................      39,840         40,826
  Inventories...............................................      45,046         48,923
  Prepaid expenses..........................................       2,265          2,366
                                                                --------       --------
          Total current assets..............................     102,212        107,225
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       3,586          3,593
  Buildings.................................................      32,810         31,394
  Machinery and equipment...................................     113,890        105,048
                                                                --------       --------
          Property, plant and equipment, gross..............     150,286        140,035
  Less accumulated depreciation.............................     (59,739)       (53,911)
                                                                --------       --------
          Property, plant and equipment, net................      90,547         86,124
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................       9,431          9,402
OTHER ASSETS................................................       6,103          6,364
                                                                --------       --------
          Total assets......................................    $208,293       $209,115
                                                                ========       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Short-term debt...........................................    $  4,000       $  4,997
  Current maturities of long-term debt......................         816            903
  Accounts payable..........................................      19,864         24,906
  Accrued liabilities.......................................      20,167         21,110
  Income taxes payable......................................       5,374          5,876
                                                                --------       --------
          Total current liabilities.........................      50,221         57,792
LONG-TERM DEBT, net of current maturities...................       1,462          1,462
DUE TO AFFILIATES...........................................         681            802
DEFERRED INCOME TAXES.......................................       5,220          4,977
OTHER NONCURRENT LIABILITIES................................       3,079          2,716
COMMITMENTS AND CONTINGENCIES...............................
MINORITY INTERESTS..........................................       6,796          6,435
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none
     issued.................................................
  Common stock, $1 par, 24,000 shares authorized, 15,883
     issued.................................................      15,883         15,883
  Paid-in capital...........................................       6,641          6,553
  Retained earnings.........................................     169,979        159,620
  Accumulated other comprehensive income....................     (16,372)       (13,214)
  Treasury stock, at cost, 1,842 and 1,762 shares...........     (35,297)       (33,911)
                                                                --------       --------
          Total stockholders' equity........................     140,834        134,931
                                                                --------       --------
          Total liabilities and stockholders' equity........    $208,293       $209,115
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED
                                                           -------------------------------------------
                                                           JULY 1, 2001   JULY 2, 2000   JUNE 27, 1999
                                                           ------------   ------------   -------------
NET SALES................................................    $381,999       $402,965       $434,291
COST OF SALES............................................     279,491        292,886        329,302
                                                             --------       --------       --------
          Gross profit...................................     102,508        110,079        104,989
                                                             --------       --------       --------
COSTS AND EXPENSES:
  Advertising, selling and warehousing...................      53,602         54,692         51,807
  Administrative and general.............................      21,320         21,442         20,772
  Restructuring and other charges........................       1,435
                                                             --------       --------       --------
          Total costs and expenses.......................      76,357         76,134         72,579
                                                             --------       --------       --------
          Income from operations.........................      26,151         33,945         32,410
OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities..................       1,448          1,429          1,613
  Interest income........................................       1,273          1,409          1,388
  Interest expense.......................................      (1,343)        (1,078)        (1,039)
  Equity in earnings of unconsolidated affiliates........       2,164          1,686          1,142
  Other (expense), net...................................      (1,744)        (1,138)          (291)
                                                             --------       --------       --------
          Total other income.............................       1,798          2,308          2,813
                                                             --------       --------       --------
          Income before income taxes and minority
            interests....................................      27,949         36,253         35,223
INCOME TAX EXPENSE.......................................       8,352         10,855         10,592
MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES...........................................         355            297            376
                                                             --------       --------       --------
          NET INCOME.....................................    $ 19,242       $ 25,101       $ 24,255
                                                             ========       ========       ========
Earnings per share:
  Basic..................................................    $   1.37       $   1.74       $   1.62
  Diluted................................................        1.36           1.73           1.60
Weighted average common shares outstanding:
  Basic..................................................      14,072         14,438         14,987
  Diluted................................................      14,165         14,541         15,187

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   COMMON STOCK                           TREASURY STOCK
                                                 ----------------   PAID-IN   RETAINED   -----------------
                                                 SHARES   AMOUNT    CAPITAL   EARNINGS   SHARES    AMOUNT     TOTAL
                                                 ------   -------   -------   --------   ------   --------   --------
BALANCE, June 28, 1998.........................  15,883   $15,883   $6,455    $125,503    (254)   $ (5,133)  $142,708
  Net income...................................                                24,255                          24,255
  Sales of common stock........................                                   (90)      37         601        511
  Dividends declared ($0.485 per share)........                                (7,244)                         (7,244)
  Repurchases of common stock..................                                          (1,020)   (20,311)   (20,311)
  Collection of employee discount on stock.....                         13                                         13
  Tax credit for disqualifying dispositions of
    stock......................................                         51                                         51
                                                 ------   -------   ------    --------   ------   --------   --------
BALANCE, June 27, 1999.........................  15,883   15,883     6,519    142,424    (1,237)   (24,843)   139,983
  Net income...................................                                25,101                          25,101
  Sales of common stock........................                                   (52)      20         314        262
  Dividends declared ($0.545 per share)........                                (7,853)                         (7,853)
  Repurchases of common stock..................                                           (545)     (9,382)    (9,382)
  Collection of employee discount on stock.....                         28                                         28
  Tax credit for disqualifying dispositions of
    stock......................................                          6                                          6
                                                 ------   -------   ------    --------   ------   --------   --------
BALANCE, July 2, 2000..........................  15,883   15,883     6,553    159,620    (1,762)   (33,911)   148,145
  Net income...................................                                19,242                          19,242
  Sales of common stock........................                                  (165)      34         600        435
  Dividends declared ($0.62 per share).........                                (8,718)                         (8,718)
  Repurchases of common stock..................                                           (114)     (1,986)    (1,986)
  Collection of employee discount on stock.....                         52                                         52
  Tax credit for disqualifying dispositions of
    stock......................................                         36                                         36
                                                 ------   -------   ------    --------   ------   --------   --------
BALANCE, July 1, 2001..........................  15,883   $15,883   $6,641    $169,979   (1,842)  $(35,297)  $157,206
                                                 ======   =======   ======    ========   ======   ========   ========

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND ACCUMULATED OTHER
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                           UNREALIZED      CUMULATIVE
                                                            GAINS ON         FOREIGN      ACCUMULATED
                                                           MARKETABLE       CURRENCY         OTHER
                                                         SECURITIES, NET   TRANSLATION   COMPREHENSIVE   COMPREHENSIVE
                                                            OF TAXES       ADJUSTMENT       INCOME          INCOME
                                                         ---------------   -----------   -------------   -------------
BALANCE, June 28, 1998.................................      $ 2,394        $ (7,358)      $ (4,964)
  Net income...........................................                                                     $24,255
  Marketable securities, net of taxes:
    Realized (gains)...................................       (1,058)                        (1,058)         (1,058)
    Unrealized gains...................................          529                            529             529
  Effect of balance sheet translations.................                       (4,113)        (4,113)         (4,113)
                                                                                                            -------
COMPREHENSIVE INCOME...................................                                                     $19,613
                                                             -------        --------       --------         =======
BALANCE, June 27, 1999.................................        1,865         (11,471)        (9,606)
  Net income...........................................                                                     $25,101
  Marketable securities, net of taxes:
    Realized (gains)...................................       (1,051)                        (1,051)         (1,051)
    Unrealized (losses)................................          (12)                           (12)            (12)
  Effect of balance sheet translations.................                       (2,545)        (2,545)         (2,545)
                                                                                                            -------
COMPREHENSIVE INCOME...................................                                                     $21,493
                                                             -------        --------       --------         =======
BALANCE, July 2, 2000..................................          802         (14,016)       (13,214)
  Net income...........................................                                                     $19,242
  Marketable securities, net of taxes:
    Realized (gains)...................................         (941)                          (941)           (941)
    Unrealized gains...................................          145                            145             145
  Effect of balance sheet translations.................                       (2,362)        (2,362)         (2,362)
                                                                                                            -------
COMPREHENSIVE INCOME...................................                                                     $16,084
                                                             -------        --------       --------         =======
BALANCE, July 1, 2001..................................      $     6        $(16,378)      $(16,372)
                                                             =======        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           YEARS ENDED
                                                           -------------------------------------------
                                                           JULY 1, 2001   JULY 2, 2000   JUNE 27, 1999
                                                           ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................    $ 19,242       $ 25,101       $ 24,255
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.......................       6,879          6,063          5,714
     Deferred income taxes...............................         710           (256)          (706)
     Restructuring and other charges.....................       1,056
     Gain on disposition of assets.......................      (1,438)        (1,532)        (1,564)
     Equity in earnings of unconsolidated affiliates.....      (2,164)        (1,686)        (1,142)
     Change in assets and liabilities:
       Accounts receivable, net..........................         127          1,491         (3,097)
       Inventories.......................................       3,364          2,403            961
       Prepaid expenses..................................          50           (172)          (340)
       Other assets......................................       1,005          1,838           (260)
       Accounts payable and accrued liabilities..........      (5,950)           (52)         6,096
       Income taxes payable..............................        (454)          (958)           867
       Other noncurrent liabilities......................         370           (193)          (121)
       Minority interests................................        (132)            28             90
                                                             --------       --------       --------
          Net cash provided by operating activities......      22,665         32,075         30,753
                                                             --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment.............     (11,917)       (15,088)        (9,471)
  Proceeds from disposals of property, plant and
     equipment...........................................          81            480            114
  Investment by joint venture partner....................         557
  Proceeds from sale of marketable securities............       1,758          2,133          1,762
  Increase (decrease) in due to affiliates...............         (13)           352           (673)
  Cash paid for business and certain assets, net of cash
     received............................................                     (4,519)
  Other..................................................                        147             40
                                                             --------       --------       --------
          Net cash used in investing activities..........      (9,534)       (16,495)        (8,228)
                                                             --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt.................        (995)         4,142           (138)
  Additions to long-term debt............................       1,950          2,672          1,443
  Repayments of long-term debt...........................      (1,918)        (2,597)        (1,973)
  Dividends paid.........................................      (8,457)        (7,700)        (7,135)
  Repurchases of common stock............................      (1,986)        (9,382)       (20,311)
  Sales of common stock..................................         435            262            511
  Collection of employee discount on stock...............          52             28             13
                                                             --------       --------       --------
          Net cash used in financing activities..........     (10,919)       (12,575)       (27,590)
                                                             --------       --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS............................................        (750)          (811)          (798)
                                                             --------       --------       --------
INCREASE IN CASH AND CASH EQUIVALENTS....................       1,462          2,194         (5,863)
CASH AND CASH EQUIVALENTS, beginning of period...........      13,528         11,334         17,197
                                                             --------       --------       --------
CASH AND CASH EQUIVALENTS, end of period.................    $ 14,990       $ 13,528       $ 11,334
                                                             ========       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JULY 1, 2001, JULY 2, 2000 AND JUNE 27, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) ORGANIZATION AND NATURE OF BUSINESS

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal reporting periods

     The Company operates on a 52/53 week fiscal year ending on the Sunday closest to June 30. This period is utilized as it is a natural business year closely coinciding with the rice crop year in the southern United States, rice being the largest component of the Company's sales. The fiscal years ended July 1, 2001, and June 27, 1999, were 52-week fiscal years and the fiscal year ended July 2, 2000, was a 53-week fiscal year.

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The following represents summarized financial information with respect to the assets, liabilities and results of operations of the unconsolidated affiliates. Net sales and gross profit have been restated as discussed in "Changes in accounting principles."

BALANCE SHEET DATA                                            JULY 1, 2001   JULY 2, 2000
------------------                                            ------------   ------------
Current assets..............................................    $38,411        $39,200
Noncurrent assets...........................................     17,484         18,628
                                                                -------        -------
          Total assets......................................    $55,895        $57,828
                                                                =======        =======
Current liabilities.........................................    $31,639        $32,166
Noncurrent assets...........................................      4,102          5,487
Common equity:
  Riviana...................................................      9,431          9,402
  Other.....................................................     10,723         10,773
                                                                -------        -------
          Total liabilities and equity......................    $55,895        $57,828
                                                                =======        =======

INCOME STATEMENT DATA                                     2001       2000      1999
---------------------                                   --------   --------   -------
Net sales.............................................  $133,835   $121,513   $92,498
Gross profit..........................................    22,612     16,190    10,544
Income before income taxes............................     5,545      4,275     3,281
Net income............................................     4,577      3,593     2,654
Equity in earnings of unconsolidated affiliates.......     2,164      1,686     1,142

  Changes in accounting principles

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

     Effective July 3, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The effect of adopting these statements had no material impact on the Company's results of operations or financial position.

     Effective July 1, 2001, the Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives," and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." These issues address the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates, free products and payments to retailers to obtain shelf space for products of the Company. The effect of these issues significantly impacted revenue and expense classifications but did not change reported net income. Accordingly, all periods presented have been restated to reflect this adoption.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The following summarizes the impact of this change in method of accounting for sales incentives on net sales, cost of sales, gross profit and advertising, selling and warehousing. This change did not change reported net income or earnings per share.

                                                  2000                                            1999
                              ---------------------------------------------   ---------------------------------------------
                                                               ADVERTISING,                                    ADVERTISING,
                                NET      COST OF     GROSS     SELLING AND      NET      COST OF     GROSS     SELLING AND
                               SALES      SALES      PROFIT    WAREHOUSING     SALES      SALES      PROFIT    WAREHOUSING
                              --------   --------   --------   ------------   --------   --------   --------   ------------
As previously reported......  $435,885   $292,780   $143,105     $ 87,718     $462,761   $328,395   $134,366     $ 81,184
Effect of change in
  accounting method for
  sales incentives..........   (32,920)       106    (33,026)     (33,026)     (28,470)       907    (29,377)     (29,377)
                              --------   --------   --------     --------     --------   --------   --------     --------
As restated.................  $402,965   $292,886   $110,079     $ 54,692     $434,291   $329,302   $104,989     $ 51,807
                              ========   ========   ========     ========     ========   ========   ========     ========

  Recently issued accounting standards

     In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. These statements are effective for fiscal years beginning after December 15, 2001. The impact of these statements on the Company's consolidated financial statements is currently being evaluated.

     SFAS No. 143, "Accounting for Asset Retirement Obligations", was issued June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The impact of this statement on the Company's consolidated financial statements is currently being evaluated.

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

  Inventories

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories were composed of the following:

                                                              JULY 1, 2001   JULY 2, 2000
                                                              ------------   ------------
Raw materials...............................................    $ 8,031        $10,364
Work in process.............................................         17             19
Finished goods..............................................     30,667         32,492
Packaging supplies..........................................      6,331          6,048
                                                                -------        -------
          Total.............................................    $45,046        $48,923
                                                                =======        =======

  Property, plant and equipment

     Land, buildings, machinery and equipment are stated at cost. Depreciation is provided for financial reporting purposes on the straight-line basis over the following estimated useful lives:

Buildings.............................................  30 to 40 years
Machinery and equipment...............................   3 to 29 years

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

  Earnings per share

     Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                                              2001     2000     1999
                                                             ------   ------   ------
Basic......................................................  14,072   14,438   14,987
Effect of dilutive stock options...........................      93      103      200
                                                             ------   ------   ------
Diluted....................................................  14,165   14,541   15,187
                                                             ======   ======   ======

In the calculation of the effect of dilutive stock options, 463, 475, and 8 anti-dilutive stock option shares have been excluded for 2001, 2000, and 1999.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

  Translation of foreign currencies

     The assets and liabilities of consolidated foreign subsidiaries are translated into United States dollars at exchange rates in effect at the date of the financial statements. Revenues and expenses are translated at the average rates during the reporting periods. Resulting translation gains and losses are accumulated as a separate component of accumulated other comprehensive income in stockholders' equity. Because the Company follows the policy of not providing taxes on unremitted foreign earnings as discussed in Note 7, such translation gains and losses are not tax effected.

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

  Derivative financial instruments

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in packaging material costs and exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes packaging material swap contracts and forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding 24 months and are settled at maturity, based on rates agreed to at the inception of the contracts. At July 1, 2001, the Company had outstanding swap contracts relating to the purchase of $1,620 of packaging materials and had established bank lines available to purchase forward exchange contracts in the amount of $61,000, of which $5,955 was outstanding. Gains and losses deferred in outstanding instruments at July 1, 2001, were $9 and $71. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

  Reclassification

     Certain prior-year balances have been reclassified to conform with the current-year presentation.

(3) RESTRUCTURING AND OTHER CHARGES

     During the third quarter of 2001, the Company recorded restructuring and other charges at Stevens & Brotherton, the Company's United Kingdom subsidiary. The charges consisted of redundancy payments ($388) for employee termination benefits for 16 employees, excess facility costs ($553) and equipment and other asset write-downs ($494). The $1,435 liability originally recorded in accrued liabilities has been reduced to $562 at July 1, 2001. The Company expects to substantially complete the restructuring activities by the third quarter of 2002.

(4) MARKETABLE SECURITIES

     Investments in debt and equity securities are recorded as required by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable securities consist of high-grade equity securities that are all considered available for sale. Available-for-sale securities, securities that the Company purchased without any specific intent to sell in the near term, are carried at fair value with

                      RIVIANA FOODS INC. AND SUBSIDIARIES
unrealized gains and losses included directly in stockholders' equity, net of applicable deferred income taxes. The basis upon which costs were determined in computing realized gains and losses was specific identification.

                                                              JULY 1, 2001   JULY 2, 2000
                                                              ------------   ------------
Aggregate fair value........................................      $ 72          $1,603
Cost basis..................................................        62             369
                                                                  ----          ------
          Unrealized net gain before taxes..................        10           1,234
Income taxes................................................         4             432
                                                                  ----          ------
          Unrealized gain, net of taxes.....................      $  6          $  802
                                                                  ====          ======
Unrealized gains............................................      $ 20          $1,244
Unrealized losses...........................................       (10)            (10)
                                                                  ----          ------
          Unrealized net gain before taxes..................      $ 10          $1,234
                                                                  ====          ======

                                                              2001     2000     1999
                                                             ------   ------   ------
Proceeds from sales of marketable securities...............  $1,758   $2,133   $1,762
Realized gross gains.......................................   1,448    1,618    1,628
Realized gross losses......................................             (189)

(5) ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                              JULY 1, 2001   JULY 2, 2000
                                                              ------------   ------------
Payroll, commissions and bonuses............................    $ 7,144        $10,458
Coupon redemption and advertising...........................      2,989          2,580
Taxes, other than income taxes..............................      2,183          2,049
Manufacturing costs.........................................      5,128          3,749
Other.......................................................      2,723          2,274
                                                                -------        -------
          Total.............................................    $20,167        $21,110
                                                                =======        =======

(6) BORROWING ARRANGEMENTS

     Interest rates related to short-term debt vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest. The weighted average interest rates at July 1, 2001, and July 2, 2000 were 5.7% and 9.8%. A portion of the short-term debt at July 2, 2000 was secured by certain assets of the foreign subsidiaries. In the United States, the Company has an unused line of credit of $14,041, net of borrowings of $4,000 at an interest rate of 5.7% and $1,959 in letters of credit. The Company is subject to limited financial covenants and is in compliance with all of these covenants. Internationally, the Company has unused lines of credit totaling about $11,868, with no amounts borrowed at July 1, 2001.

     Long-term debt consisted of the following:

                                                              JULY 1, 2001   JULY 2, 2000
                                                              ------------   ------------
Total long-term debt........................................     $2,278         $2,365
Less current maturities.....................................        816            903
                                                                 ------         ------
          Long-term debt, net of current maturities.........     $1,462         $1,462
                                                                 ======         ======

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     Total long-term debt at July 1, 2001, matures as follows:

2002.......................................................   $  816
2003.......................................................      336
2004.......................................................      229
2005.......................................................      224
2006.......................................................      224
Thereafter.................................................      449
                                                              ------
          Total............................................   $2,278
                                                              ======

     Total interest paid was $1,309, $1,028, and $1,036 for 2001, 2000 and 1999.

(7) INCOME TAXES

     The provision for income taxes consisted of the following:

                                                            2001     2000      1999
                                                           ------   -------   -------
Federal..................................................  $4,633   $ 7,877   $ 7,365
State....................................................     348       651       575
Foreign..................................................   3,128     3,159     3,648
                                                           ------   -------   -------
          Total current provision........................   8,109    11,687    11,588
                                                           ------   -------   -------
Federal..................................................     410      (837)     (998)
Foreign..................................................    (167)        5         2
                                                           ------   -------   -------
          Total deferred provision (benefit).............     243      (832)     (996)
                                                           ------   -------   -------
          Income tax expense.............................  $8,352   $10,855   $10,592
                                                           ======   =======   =======
          Total income taxes paid........................  $8,928   $12,749   $10,999
                                                           ======   =======   =======

     The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the consolidated statements of income was as follows:

                                                 2001                  2000                  1999
                                          -------------------   -------------------   -------------------
                                                      PERCENT               PERCENT               PERCENT
                                             TAX        OF         TAX        OF         TAX        OF
                                           EXPENSE    PRETAX     EXPENSE    PRETAX     EXPENSE    PRETAX
                                          (BENEFIT)   INCOME    (BENEFIT)   INCOME    (BENEFIT)   INCOME
                                          ---------   -------   ---------   -------   ---------   -------
Taxes at U.S. federal statutory rate....   $ 9,782     35.0%     $12,689     35.0%     $12,328     35.0%
Resolution of issues at less than
  estimate previously provided..........                            (795)    (2.2)
Alternative fuels credit................      (546)    (2.0)        (537)    (1.5)        (561)    (1.6)
Foreign earnings subject to tax rates
  that are different than the U.S.
  federal statutory rate................    (1,229)    (4.4)      (1,681)    (4.6)      (1,602)    (4.5)
State taxes, net of federal benefit.....       226      0.8          423      1.1          374      1.1
Taxes on dividends received from foreign
  subsidiaries..........................       780      2.8          741      2.0          516      1.4
Other...................................      (661)    (2.3)          15      0.1         (463)    (1.3)
                                           -------     ----      -------     ----      -------     ----
          Income tax expense/effective
            rate........................   $ 8,352     29.9%     $10,855     29.9%     $10,592     30.1%
                                           =======     ====      =======     ====      =======     ====

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The components of deferred taxes were as follows:

                                                              JULY 1, 2001   JULY 2, 2000
                                                              ------------   ------------
Accrued liabilities.........................................     $1,574         $1,565
Accrued employee benefits...................................      1,173          2,034
Allowance for doubtful accounts.............................        398            276
State taxes.................................................        354            330
Inventories.................................................        133
Staff termination indemnities...............................         44             29
Other.......................................................          2              2
                                                                 ------         ------
          Total deferred tax assets.........................      3,678          4,236
                                                                 ------         ------
Property, plant and equipment and other.....................      8,895          8,466
Inventories.................................................                       321
Marketable securities.......................................          3            426
                                                                 ------         ------
          Total deferred tax liabilities....................      8,898          9,213
                                                                 ------         ------
          Net deferred tax liabilities......................     $5,220         $4,977
                                                                 ======         ======

     Income before income taxes and minority interests of foreign subsidiaries was $10,603, $12,525 and $14,093 for 2001, 2000 and 1999.

     The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, since such earnings are considered to be permanently invested. Cumulative unremitted earnings of foreign subsidiaries were $48,251, $45,460 and $41,216 as of July 1, 2001, July 2, 2000 and June 27, 1999.

(8) PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     Riviana has defined benefit plans covering substantially all United States and certain international employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute annually at least the minimum amounts actuarially necessary to provide for retirement benefits.

     The following sets forth summarized information regarding the Company's defined benefit retirement plans:

                                                           UNITED STATES       INTERNATIONAL
                                                         -----------------   -----------------
                                                          2001      2000      2001      2000
                                                         -------   -------   -------   -------
Change in projected benefit obligations:
  Benefit obligations at the beginning of year.........  $24,446   $22,919   $ 8,755   $ 8,389
  Service cost: Employer...............................    2,351     2,291       313       351
                Employees..............................                          125       140
  Interest cost........................................    1,744     1,573       502       505
  Amendments...........................................                          218
  Actuarial (gain) loss................................      (35)     (637)   (1,055)       13
  Foreign exchange impact..............................                         (580)     (404)
  Plan disbursements...................................   (1,897)   (1,700)     (477)     (239)
                                                         -------   -------   -------   -------
  Benefit obligations at the end of year...............  $26,609   $24,446   $ 7,801   $ 8,755
                                                         =======   =======   =======   =======

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                                                           UNITED STATES       INTERNATIONAL
                                                         -----------------   -----------------
                                                          2001      2000      2001      2000
                                                         -------   -------   -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year.......  $24,987   $24,218   $ 7,435   $ 6,868
  Actual return on plan assets.........................      189     2,469      (528)      572
  Contributions: Employer..............................    4,000                 624       438
                 Employees.............................                          125       140
  Foreign exchange impact..............................                         (495)     (344)
  Plan disbursements...................................   (1,897)   (1,700)     (477)     (239)
                                                         -------   -------   -------   -------
  Fair value of plan assets at end of year.............  $27,279   $24,987   $ 6,684   $ 7,435
                                                         =======   =======   =======   =======
Funded status:
  Funded status at end of year.........................  $   670   $   541   $(1,117)  $(1,320)
  Unrecognized net (gain) loss from experience
     different from that assumed.......................   (2,110)   (4,532)    1,495     1,620
  Unrecognized prior service costs.....................      794       783       212
                                                         -------   -------   -------   -------
          Net asset (liability) recognized.............  $  (646)  $(3,208)  $   590   $   300
                                                         =======   =======   =======   =======
Amounts recognized in balance sheet:
          Prepaid expenses (accrued liabilities).......  $  (646)  $(3,208)  $   590   $   300
                                                         =======   =======   =======   =======
Weighted average assumptions:
  Discount rate........................................      7.5%      7.5%     6.25%      6.0%
  Long-term rate of compensation increase..............      4.5       4.5      3.25       4.0
  Long-term rate of return on plan assets..............      9.0       9.0       8.0       8.0

     Components of net periodic pension costs:

                                                 UNITED STATES              INTERNATIONAL
                                          ---------------------------   ---------------------
                                           2001      2000      1999     2001    2000    1999
                                          -------   -------   -------   -----   -----   -----
Service cost............................  $ 2,351   $ 2,291   $ 2,303   $ 438   $ 491   $ 381
Interest cost...........................    1,744     1,573     1,364     502     505     412
Expected return on plan assets..........   (2,275)   (2,071)   (1,877)   (568)   (552)   (466)
Amortization of transition/prior service
  costs.................................      (11)     (127)     (127)
Amortization of actuarial (gain) loss...     (371)     (269)      (88)     59      80
                                          -------   -------   -------   -----   -----   -----
          Net periodic pension costs....  $ 1,438   $ 1,397   $ 1,575   $ 431   $ 524   $ 327
                                          =======   =======   =======   =====   =====   =====

     Riviana provides death and additional retirement benefits to certain key employees. These plans are funded through Company-owned life insurance. The net cash surrender value of the insurance policies is recorded as a noncurrent asset in the accompanying consolidated balance sheets. The actuarially computed present value of the retirement benefits is recorded as an other noncurrent liability in the accompanying consolidated balance sheets. As of July 1, 2001, and July 2, 2000, the Company had recorded net cash surrender value of $2,813 and $2,547 and present value of retirement benefit obligations of $2,346 and $2,086. The Company recorded expense of $192, $109 and $155 related to these plans for 2001, 2000 and 1999.

     Riviana has a defined contribution plan which covers substantially all United States employees. The Company contributes an amount equal to a percentage of employee contributions. Total expense related to this plan was $717, $624 and $603 during 2001, 2000 and 1999.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

(9) RELATED PARTY TRANSACTIONS

     The Company paid $2,083, $800 and $974 for 2001, 2000 and 1999, to W. Elton Kennedy, a director of the Company, or entities controlled by him for rice purchases at market prices. Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Kennedy is the principal stockholder and a director and officer, each owns a 50% interest in South Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $1,985 promissory note payable by the Partnership. The Company has also executed transactions with other companies owned by certain directors which were not material to the Company's results of operations or financial position. Management of the Company believes that the foregoing transactions were on terms no less favorable to the Company than could normally be obtained from unaffiliated parties.

(10) COMMITMENTS AND CONTINGENCIES

  Lease commitments

     At July 1, 2001, future minimum lease payments and sublease rentals under long-term operating lease obligations amounted to:

                                                           GROSS     SUBLEASE
                                                           LEASE      RENTAL    NET LEASE
                                                          PAYMENTS    INCOME    PAYMENTS
                                                          --------   --------   ---------
2002....................................................   $2,834     $  266     $2,568
2003....................................................    1,973        267      1,706
2004....................................................    1,594        202      1,392
2005....................................................    1,135        117      1,018
2006....................................................      790        117        673
Thereafter..............................................      217        117        100
                                                           ------     ------     ------
          Total.........................................   $8,543     $1,086     $7,457
                                                           ======     ======     ======

     Rent expense net of rental income was $3,560, $3,503 and $3,410 for 2001, 2000 and 1999.

  Litigation

     Various actions and claims, which arose in the ordinary course of business, are pending against the Company. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or future results of operations of the Company.

  Buy-Sell agreement

     As of July 1, 2001, the Company had a $5,849 investment in Boost which represents a 49% ownership interest. The Boost stockholder agreement provides that either stockholder has the right to purchase the other's interest. The initial bid price offered by one stockholder to the other, if not accepted, would require the rejecting stockholder to counteroffer the initial bid price plus five percent. Each rejection thereafter would also require a five percent premium over the prior offer until one stockholder accepts.

(11) CAPITAL STOCK

  Common stock

     At July 1, 2001, the Company had outstanding 1,899 shares of common stock sold before the Company's 1995 initial public offering to directors, officers and key employees of the Company or Boost at a discount of $1,959. The amount of discount was determined by the Board of Directors and represents a percentage reduction of about 50% from the formula based estimate of fair value at the time of sale. A majority of the

                      RIVIANA FOODS INC. AND SUBSIDIARIES
shares discounted were sold as an inducement for predecessor management to continue employment and to participate in the initial capitalization of the Company in 1986. The discount is recorded in the accompanying consolidated financial statements as a reduction of stockholders' equity. Under a contractual agreement with the stockholders, the discount must be repaid when the shares are sold.

     The Company's common stock trades on The Nasdaq Stock Market (trading symbol RVFD).

  Preferred stock

     At July 1, 2001, 5,000 shares of $1.00 per share par value preferred stock are authorized. No shares of preferred stock have been issued.

(12) STOCK OPTION PLANS

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

     The Plans' activity is summarized below:

                                                  2001                2000                1999
                                            -----------------   -----------------   -----------------
                                                     WEIGHTED            WEIGHTED            WEIGHTED
                                                     AVERAGE             AVERAGE             AVERAGE
                                                     EXERCISE            EXERCISE            EXERCISE
                                            SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                            ------   --------   ------   --------   ------   --------
Options outstanding, beginning of year...   1,096     $17.44      929     $16.65     721      $15.00
Granted..................................     248      16.54      265      20.38     260       20.92
Exercised................................     (34)     12.80      (19)     13.29     (37)      13.91
Canceled.................................     (72)     18.91      (79)     19.06     (15)      17.85
                                            -----               -----                ---
End of year:
  Options outstanding....................   1,238      17.30    1,096      17.44     929       16.65
                                            =====               =====                ===
  Options exercisable....................     451      15.07      416      14.22     314       13.82
                                            =====               =====                ===
  Options outstanding price range........       $12.00-$22.41       $12.00-$22.41       $12.00-$22.41

Options outstanding at July 1, 2001, have a weighted average remaining contractual life of 6.7 years.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for options granted under the Plans. Accordingly, no expense has been recognized for stock option grants. Had expense been determined based on the Black-Scholes option pricing

                      RIVIANA FOODS INC. AND SUBSIDIARIES
model value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
Net income:
  As reported...........................................  $19,242   $25,101   $24,255
  Pro forma.............................................   18,341    24,055    23,272
Earnings per share -- basic:
  As reported...........................................  $  1.37   $  1.74   $  1.62
  Pro forma.............................................     1.30      1.67      1.55
Earnings per share -- diluted:
  As reported...........................................  $  1.36   $  1.73   $  1.60
  Pro forma.............................................     1.30      1.66      1.54

The SFAS No. 123 method of accounting has not been applied to options granted prior to July 3, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The Black-Scholes option pricing model was used to value the grants issued in 2001, 2000 and 1999. The weighted average value and the assumptions used were as follows:

                                                              2001    2000    1999
                                                              -----   -----   -----
Weighted average value per share............................  $5.55   $8.02   $8.37
Option term until exercised (years).........................      7       7       7
Risk-free interest rate.....................................    6.0%    6.2%    5.4%
Expected dividend yield.....................................    3.8%    3.0%    2.3%
Volatility..................................................   0.37    0.38    0.36

(13) SEGMENT INFORMATION

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The Company's geographic area data are as follows:

                                                         2001       2000       1999
                                                       --------   --------   --------
Sales to unaffiliated customers:
  Domestic...........................................  $244,994   $249,900   $260,985
  Europe.............................................    53,031     73,556     93,137
  Central America....................................    83,974     79,509     80,169
                                                       --------   --------   --------
          Total consolidated.........................  $381,999   $402,965   $434,291
                                                       ========   ========   ========
Sales between geographic areas:
  Domestic...........................................  $    271   $    310   $    850
  Central America....................................    18,449     17,532     14,737
  Eliminations.......................................   (18,720)   (17,842)   (15,587)
                                                       --------   --------   --------
          Total consolidated.........................  $      0   $      0   $      0
                                                       ========   ========   ========
Income:
  Operating income:
     Domestic........................................  $ 26,583   $ 32,299   $ 28,735
     Europe..........................................      (880)     2,016      3,002
     Central America.................................    10,333      9,633     10,192
                                                       --------   --------   --------
          Total operating income.....................    36,036     43,948     41,929
     General corporate expenses......................    (9,885)   (10,003)    (9,519)
                                                       --------   --------   --------
     Income from operations..........................    26,151     33,945     32,410
  Interest expense...................................    (1,343)    (1,078)    (1,039)
  Equity in earnings of unconsolidated affiliates....     2,164      1,686      1,142
  Other income, net..................................       977      1,700      2,710
                                                       --------   --------   --------
          Income before income taxes and minority
            interests................................  $ 27,949   $ 36,253   $ 35,223
                                                       ========   ========   ========
Identifiable assets at end of year:
  Domestic...........................................  $131,746   $129,548   $117,460
  Europe.............................................    21,040     26,350     30,336
  Central America....................................    44,270     43,002     41,244
                                                       --------   --------   --------
          Total identifiable assets..................   197,056    198,900    189,040
  Corporate assets...................................    11,237     10,215     11,164
                                                       --------   --------   --------
          Total assets...............................  $208,293   $209,115   $200,204
                                                       ========   ========   ========
Long lived assets:
  Domestic...........................................  $ 85,305   $ 79,356   $ 71,423
  Europe.............................................     7,364      8,494      9,207
  Central America....................................    13,412     14,040     13,978
                                                       --------   --------   --------
          Total consolidated.........................  $106,081   $101,890   $ 94,608
                                                       ========   ========   ========
Depreciation and amortization:
  Domestic...........................................  $  4,798   $  4,057   $  3,724
  Europe.............................................       186        202        178
  Central America....................................     1,631      1,500      1,437
  Corporate..........................................       264        304        375
                                                       --------   --------   --------
          Total consolidated.........................  $  6,879   $  6,063   $  5,714
                                                       ========   ========   ========

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                                                         2001       2000       1999
                                                       --------   --------   --------
Capital expenditures:
  Domestic...........................................  $ 10,240   $ 12,058   $  6,489
  Europe.............................................        50        162        631
  Central America....................................     1,588      2,478      2,182
  Corporate..........................................        39        390        169
                                                       --------   --------   --------
          Total consolidated.........................  $ 11,917   $ 15,088   $  9,471
                                                       ========   ========   ========
Investment in unconsolidated affiliates:
  Corporate..........................................  $  2,556   $  2,110   $  2,075
  Europe.............................................     6,875      7,292      7,883
                                                       --------   --------   --------
          Total consolidated.........................  $  9,431   $  9,402   $  9,958
                                                       ========   ========   ========

(14) UNAUDITED QUARTERLY FINANCIAL DATA

                                                         QUARTERS ENDED
                                            ----------------------------------------
                                            SEPTEMBER   DECEMBER    MARCH     JUNE       YEAR
                                            ---------   --------   -------   -------   --------
2001
Net sales.................................   $94,476    $102,209   $94,109   $91,205   $381,999
Gross profit..............................    24,759      29,887    23,655    24,207    102,508
Income before income taxes and minority
  interests...............................     6,988      10,427     2,571     7,963     27,949
Net income................................     4,788       7,326     1,800     5,328     19,242
Per share:
  Earnings:
     Basic................................      0.34        0.52      0.13      0.38       1.37
     Diluted..............................      0.34        0.52      0.13      0.38       1.36
  Cash dividends paid.....................      0.14        0.14      0.16      0.16       0.60
  Market price:
     High.................................    17.875      19.875    19.500    18.450     19.875
     Low..................................    15.625      16.625    15.125    15.750     15.125
2000
Net sales.................................   $98,680    $111,374   $98,992   $93,919   $402,965
Gross profit..............................    23,620      31,194    28,525    26,740    110,079
Income before income taxes and minority
  interests...............................     6,711      10,886     9,590     9,066     36,253
Net income................................     4,644       7,587     6,624     6,246     25,101
Per share:
  Earnings:
     Basic................................      0.32        0.52      0.46      0.44       1.74
     Diluted..............................      0.31        0.52      0.46      0.44       1.73
  Cash dividends paid.....................     0.125       0.125      0.14      0.14       0.53
  Market price:
     High.................................    21.000      19.625    18.500    17.500     21.000
     Low..................................    18.500      17.000    15.688    15.000     15.000

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Riviana Foods Inc.:

We have audited the accompanying consolidated balance sheets of Riviana Foods Inc. (a Delaware corporation) and subsidiaries as of July 1, 2001 and July 2, 2000, and the related consolidated statements of income, capital accounts and retained earnings, comprehensive income and accumulated other comprehensive income, and cash flows for each of the three fiscal years in the period ended July 1, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riviana Foods Inc. and subsidiaries as of July 1, 2001 and July 2, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
August 13, 2001

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements: -- See Index to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

     (2) Consolidated Financial Statement Schedules -- None.

     (3) Exhibits -- required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

  3(i)       --    The Company's Restated Certificate of Incorporation dated
                   December 28, 1994, is incorporated herein by reference to
                   Exhibit 3.01 to the Company's Registration Statement on Form
                   S-1, No. 33-87838 under the Securities Act of 1933, as
                   amended (the "Registration Statement")
  3(ii)      --    The Company's By-laws, as amended effective May 17, 1995, is incorporated herein by reference to Exhibit 3(ii) to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended July 2, 1995
*10(i)       --    Consulting Agreement between Riviana Foods Inc. and Frank A.
                   Godchaux III dated January 1, 1996, is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996
*10(ii)      --    Consulting Agreement between Riviana Foods Inc. and Charles
                   R. Godchaux dated July 1, 1994, is incorporated herein by
                   reference to Exhibit 10.02 to the Registration Statement
*10(iii)     --    Benefit Restoration Plan is incorporated herein by reference to Exhibit 10.03 to the Registration Statement

*10(iv)      --    Management Security Agreement between the Registrant and
                   Joseph A. Hafner, Jr. dated July 17, 1989, is incorporated herein by reference to Exhibit 10.04 to the Registration
                   Statement
 10(v)       --    Shareholders Agreement between Sun-Land Products of
                   California and Stevens & Brotherton Ltd. dated March 24,
                   1994, is incorporated herein by reference to Exhibit 10.05 to the Registration Statement
 10(vi)      --    Shareholder Agreement among N&C Boost N.V., Arrocerias
                   Herba, S.A. and Ricegrowers' Co-Operative Limited dated
                   January 29, 1992, is incorporated herein by reference to
                   Exhibit 10.06 to the Registration Statement
 10(vii)     --    Stock Purchase Agreement by and among N&C Boost N.V.,
                   Riceherba International Inc. and Ricegrowers' Co-Operative
                   Limited dated as of January 29, 1992, is incorporated herein by reference to Exhibit 10.07 to the Registration Statement
 10(viii)    --    Shareholder Agreement among N&C Boost N.V., Arrocerias
                   Herba, S.A. and Herto B.V.B.A. dated January 1, 1991, as
                   amended, is incorporated herein by reference to Exhibit
                   10.08 to the Registration Statement
 10(ix)      --    Agreement of Partnership between Riviana Foods Inc. and
                   Kennedy Rice Dryers, Inc. dated February 12, 1990, is
                   incorporated herein by reference to Exhibit 10.09 to the
                   Registration Statement
 10(x)       --    Partnership Agreement between Riviana Foods Inc. and
                   Riceland Foods Inc. dated March 22, 1989, is incorporated
                   herein by reference to Exhibit 10.10 to the Registration
                   Statement
*10(xi)      --    1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to the Registration Statement
*10(xii)     --    Amendment and Restatement of Executive Officer's Stock
                   Purchase Agreement between Riviana Foods Inc. and W. David
                   Hanks dated December 15, 1994, is incorporated herein by
                   reference to Exhibit 10.12 to the Registration Statement
*10(xiii)    --    Amendment and Restatement of Executive Officer's Stock
                   Purchase Agreement between Riviana Foods Inc. and Jack M.
                   Nolingberg dated December 15, 1994, is incorporated herein by reference to Exhibit 10.13 to the Registration Statement
*10(xiv)     --    Amendment and Restatement of Executive Officer's Stock
                   Purchase Agreement between Riviana Foods Inc. and Robert D.
                   Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration
                   Statement
*10(xv)      --    Director's Stock Purchase Agreement between Riviana Foods
                   Inc. and W. Elton Kennedy dated March 27, 1986, is
                   incorporated herein by reference to Exhibit 10.15 to the
                   Registration Statement
*10(xvi)     --    Amended and Restated 1995 Non-Employee Director Stock Option
                   Plan dated May 17, 1996, is incorporated herein by reference to Exhibit 10(xvi) to the Company's Annual Report on Form
                   10-K for the fiscal year ended June 30, 1996
*10(xvii)    --    Amendment of Amendment and Restatement of Executive
                   Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and W. David Hanks dated November
                   8, 1996
*10(xviii)   --    Amendment of Amendment and Restatement of Executive
                   Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and Jack M. Nolingberg dated
                   November 8, 1996
*10(xviv)    --    Amended and Restated 1997 Stock Option Plan dated September
                   1, 1997, is incorporated herein by reference to Exhibit
                   10(xviv) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998
21.          --    A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration
                   Statement

23.          --    The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:
                   (a) Consent of Arthur Andersen LLP
24.          --    Powers of Attorney of the Company's directors

(b) Reports on Form 8-K -- None

---------------

* A management contract, compensatory plan or arrangement

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 14, 2001.

                                          RIVIANA FOODS INC.
                                          (Registrant)

                                          By    /s/ JOSEPH A. HAFNER, JR.
                                            ------------------------------------
                                                   Joseph A. Hafner, Jr.
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on September 14, 2001.

                  SIGNATURE                                CAPACITY
                  ---------                                --------

          /s/ JOSEPH A. HAFNER, JR.            Chief Executive Officer,
---------------------------------------------    President and Director
            Joseph A. Hafner, Jr.                (Principal Executive Officer)

             /s/ W. DAVID HANKS                Executive Vice President and
---------------------------------------------    Director
               W. David Hanks

            /s/ E. WAYNE RAY, JR.              Vice President, Chief Financial
---------------------------------------------    Officer, Treasurer and Director
              E. Wayne Ray, Jr.                  (Principal Financial and
                                                 Accounting Officer)

           *FRANK A. GODCHAUX III              Chairman of the Board

            *CHARLES R. GODCHAUX               Vice Chairman of the Board

             *FRANK K. GODCHAUX                Director

              *W. ELTON KENNEDY                Director

              *E. JAMES LOWREY                 Director

              *THERESA G. PAYNE                Director

              *PATRICK W. ROSE                 Director

           *THOMAS B. WALKER, JR.              Director

        *By /s/ ELIZABETH B. WOODARD
---------------------------------------------
            Elizabeth B. Woodard
(As Attorney-in-Fact for each of the persons
                 indicated)

                               INDEX TO EXHIBITS

 EXHIBIT                                   DESCRIPTION
----------         ------------------------------------------------------------
  3(i)       --    The Company's Restated Certificate of Incorporation dated
                   December 28, 1994, is incorporated herein by reference to
                   Exhibit 3.01 to the Company's Registration Statement on Form
                   S-1, No. 33-87838 under the Securities Act of 1933, as
                   amended (the "Registration Statement")
  3(ii)      --    The Company's By-laws, as amended effective May 17, 1995, is incorporated herein by reference to Exhibit 3(ii) to the
                   Company's Annual Report on Form 10-K for the fiscal year
                   ended July 2, 1995
*10(i)       --    Consulting Agreement between Riviana Foods Inc. and Frank A.
                   Godchaux III dated January 1, 1996, is incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996
*10(ii)      --    Consulting Agreement between Riviana Foods Inc. and Charles
                   R. Godchaux dated July 1, 1994, is incorporated herein by
                   reference to Exhibit 10.02 to the Registration Statement
*10(iii)     --    Benefit Restoration Plan is incorporated herein by reference to Exhibit 10.03 to the Registration Statement
*10(iv)      --    Management Security Agreement between the Registrant and
                   Joseph A. Hafner, Jr. dated July 17, 1989, is incorporated herein by reference to Exhibit 10.04 to the Registration
                   Statement
 10(v)       --    Shareholders Agreement between Sun-Land Products of
                   California and Stevens & Brotherton Ltd. dated March 24,
                   1994, is incorporated herein by reference to Exhibit 10.05 to the Registration Statement
 10(vi)      --    Shareholder Agreement among N&C Boost N.V., Arrocerias
                   Herba, S.A. and Ricegrowers' Co-Operative Limited dated
                   January 29, 1992, is incorporated herein by reference to
                   Exhibit 10.06 to the Registration Statement
 10(vii)     --    Stock Purchase Agreement by and among N&C Boost N.V.,
                   Riceherba International Inc. and Ricegrowers' Co-Operative
                   Limited dated as of January 29, 1992, is incorporated herein by reference to Exhibit 10.07 to the Registration Statement
 10(viii)    --    Shareholder Agreement among N&C Boost N.V., Arrocerias
                   Herba, S.A. and Herto B.V.B.A. dated January 1, 1991, as
                   amended, is incorporated herein by reference to Exhibit
                   10.08 to the Registration Statement
 10(ix)      --    Agreement of Partnership between Riviana Foods Inc. and
                   Kennedy Rice Dryers, Inc. dated February 12, 1990, is
                   incorporated herein by reference to Exhibit 10.09 to the
                   Registration Statement
 10(x)       --    Partnership Agreement between Riviana Foods Inc. and
                   Riceland Foods Inc. dated March 22, 1989, is incorporated
                   herein by reference to Exhibit 10.10 to the Registration
                   Statement
*10(xi)      --    1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to the Registration Statement
*10(xii)     --    Amendment and Restatement of Executive Officer's Stock
                   Purchase Agreement between Riviana Foods Inc. and W. David
                   Hanks dated December 15, 1994, is incorporated herein by
                   reference to Exhibit 10.12 to the Registration Statement
*10(xiii)    --    Amendment and Restatement of Executive Officer's Stock
                   Purchase Agreement between Riviana Foods Inc. and Jack M.
                   Nolingberg dated December 15, 1994, is incorporated herein by reference to Exhibit 10.13 to the Registration Statement
*10(xiv)     --    Amendment and Restatement of Executive Officer's Stock
                   Purchase Agreement between Riviana Foods Inc. and Robert D.
                   Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration
                   Statement
*10(xv)      --    Director's Stock Purchase Agreement between Riviana Foods
                   Inc. and W. Elton Kennedy dated March 27, 1986, is
                   incorporated herein by reference to Exhibit 10.15 to the
                   Registration Statement

*10(xvi)     --    Amended and Restated 1995 Non-Employee Director Stock Option
                   Plan dated May 17, 1996, is incorporated herein by reference to Exhibit 10(xvi) to the Company's Annual Report on Form
                   10-K for the fiscal year ended June 30, 1996
*10(xvii)    --    Amendment of Amendment and Restatement of Executive
                   Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and W. David Hanks dated November
                   8, 1996
*10(xviii)   --    Amendment of Amendment and Restatement of Executive
                   Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and Jack M. Nolingberg dated
                   November 8, 1996
*10(xviv)    --    Amended and Restated 1997 Stock Option Plan dated September
                   1, 1997, is incorporated herein by reference to Exhibit
                   10(xviv) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998
21.          --    A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to
23.          --    The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report:
                   (a) Consent of Arthur Andersen LLP
24.          --    Powers of Attorney of the Company's directors
                   (b) Reports on Form 8-K -- None

---------------

* A management contract, compensatory plan or arrangement