Form 10-Q
period 2001-09-30
RIVIANA FOODS INC /DE/
filed 2001-11-06
CIK 934650

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001

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

         Yes  [X]    No  [ ]

         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at November 1, 2001, was 14,049,923.

================================================================================

                               RIVIANA FOODS INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at September 30, 2001 and July 1, 2001..............................1

                  Consolidated Statements of Income for the Three Months
                     Ended September 30, 2001 and October 1, 2000.................................................2

                  Consolidated Statements of Cash Flows for the Three Months Ended
                     September 30, 2001 and October 1, 2000.......................................................3

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

         Item 6 -- Exhibits and Reports on Form 8-K..............................................................12

Signature........................................................................................................13

Exhibit Index....................................................................................................14

Part I.  Financial Information
Item 1.  Financial Statements

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                               September 30, 2001   July 1, 2001
                                                                                               ------------------   ------------
                                                                                                  (Unaudited)         (Audited)
                                                  ASSETS
CURRENT ASSETS:
  Cash .......................................................................................     $   6,260          $   8,758
  Cash equivalents ...........................................................................         6,147              6,232
  Marketable securities ......................................................................            72                 71
  Accounts receivable, less allowance for doubtful accounts of $1,522 and $1,450 .............        40,084             39,840
  Inventories ................................................................................        51,038             45,046
  Prepaid expenses ...........................................................................         2,988              2,265
                                                                                                   ---------          ---------
          Total current assets ...............................................................       106,589            102,212

PROPERTY, PLANT AND EQUIPMENT:
  Land .......................................................................................         3,584              3,586
  Buildings ..................................................................................        32,825             32,810
  Machinery and equipment ....................................................................       115,220            113,890
                                                                                                   ---------          ---------
      Property, plant and equipment, gross ...................................................       151,629            150,286
  Less accumulated depreciation ..............................................................       (61,277)           (59,739)
                                                                                                   ---------          ---------
      Property, plant and equipment, net .....................................................        90,352             90,547

DUE FROM AFFILIATES ..........................................................................             0
INVESTMENTS IN UNCONSOLIDATED AFFILIATES .....................................................         9,514              9,431
OTHER ASSETS .................................................................................         6,312              6,103
                                                                                                   ---------          ---------
              Total assets ...................................................................     $ 212,767          $ 208,293
                                                                                                   =========          =========
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ............................................................................                        $   4,000
  Current maturities of long-term debt .......................................................     $     913                816
  Accounts payable ...........................................................................        27,205             19,864
  Accrued liabilities ........................................................................        17,741             20,167
  Income taxes payable .......................................................................         6,705              5,374
                                                                                                   ---------          ---------
      Total current liabilities ..............................................................        52,564             50,221

LONG-TERM DEBT, net of current maturities ....................................................         1,646              1,462
DUE TO AFFILIATES ............................................................................           598                681
DEFERRED INCOME TAXES ........................................................................         5,103              5,220
OTHER NONCURRENT LIABILITIES .................................................................         3,101              3,079
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ...........................................................................         6,564              6,796

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued ..............................        15,883             15,883
  Paid-in capital ............................................................................         6,641              6,641
  Retained earnings ..........................................................................       172,292            169,979
  Accumulated other comprehensive income .....................................................       (16,459)           (16,372)
  Treasury stock, at cost, 1,836 and 1,842 shares ............................................       (35,166)           (35,297)
                                                                                                   ---------          ---------
          Total stockholders' equity .........................................................       143,191            140,834
                                                                                                   ---------          ---------
          Total liabilities and stockholders' equity .........................................     $ 212,767          $ 208,293
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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                       -----------------------------------
                                                                                       SEPTEMBER 30, 2001  OCTOBER 1, 2000
                                                                                       ------------------  ---------------
NET SALES ...........................................................................       $ 93,153          $ 94,476

COST OF SALES .......................................................................         68,272            69,717
                                                                                            --------          --------
    Gross profit ....................................................................         24,881            24,759
                                                                                            --------          --------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..............................................         13,002            12,451
  Administrative and general ........................................................          5,384             5,668
                                                                                            --------          --------
    Total costs and expenses ........................................................         18,386            18,119
                                                                                            --------          --------
    Income from operations ..........................................................          6,495             6,640

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities .............................................                              505
  Interest income ...................................................................            267               292
  Interest expense ..................................................................           (160)             (313)
  Equity in earnings of unconsolidated affiliates ...................................            464               288
  Other (expense), net ..............................................................           (389)             (424)
                                                                                            --------          --------
    Total other income ..............................................................            182               348
                                                                                            --------          --------
    Income before income taxes and
       minority interests ...........................................................          6,677             6,988

INCOME TAX EXPENSE ..................................................................          1,983             2,096

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES .......................................................             86               104
                                                                                            --------          --------
    NET INCOME ......................................................................       $  4,608          $  4,788
                                                                                            ========          ========


    Earnings per share:
        Basic .......................................................................       $   0.33          $   0.34
        Diluted .....................................................................           0.33              0.34

    Weighted average common shares outstanding:
         Basic ......................................................................         14,044            14,125
         Diluted ....................................................................         14,131            14,197

          The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                       THREE MONTHS ENDED
                                                                                               -----------------------------------
                                                                                               SEPTEMBER 30, 2001  OCTOBER 1, 2000
                                                                                               ------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................................     $  4,608            $  4,788
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .........................................................        1,814               1,685
       Deferred income taxes .................................................................         (115)               (598)
       Gain on disposition of assets .........................................................          (27)               (532)
       Equity in earnings of unconsolidated affiliates .......................................         (464)               (288)
       Change in assets and liabilities:
         Accounts receivable, net ............................................................         (245)             (3,593)
         Inventories .........................................................................       (6,173)             (4,452)
         Prepaid expenses ....................................................................         (737)               (979)
         Other assets ........................................................................          632                 417
         Accounts payable and accrued liabilities ............................................        4,728               4,826
         Income taxes payable ................................................................        1,347               1,836
         Other noncurrent liabilities ........................................................           40                  32
         Minority interests ..................................................................         (231)               (178)
                                                                                                   --------            --------
          Net cash provided by operating activities ..........................................        5,177               2,964
                                                                                                   --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment .................................................       (1,867)             (2,085)
  Proceeds from disposals of property, plant and equipment ...................................           38                  33
  Proceeds from sale of marketable securities ................................................                              525
  Decrease in due to affiliates ..............................................................         (106)             (1,145)
                                                                                                   --------            --------
           Net cash used in investing activities .............................................       (1,935)             (2,672)
                                                                                                   --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term debt ................................................................       (4,000)             (1,085)
  Additions to long-term debt ................................................................          531                 471
  Repayments of long-term debt ...............................................................         (201)               (318)
  Dividends paid .............................................................................       (2,247)             (1,984)
  Repurchases of common stock ................................................................                             (159)
  Sales of common stock ......................................................................           83                 130
  Collection of employee discount on stock ...................................................                               37
                                                                                                   --------            --------
                 Net cash used in financing activities .......................................       (5,834)             (2,908)
                                                                                                   --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS ...........................................................................            9                (211)
                                                                                                   --------            --------
DECREASE IN CASH AND CASH EQUIVALENTS ........................................................       (2,583)             (2,827)
CASH AND CASH EQUIVALENTS, beginning of period ...............................................       14,990              13,528
                                                                                                   --------            --------
CASH AND CASH EQUIVALENTS, end of period .....................................................     $ 12,407            $ 10,701
                                                                                                   ========            ========
CASH PAID DURING THE PERIOD FOR:
  Interest ...................................................................................     $    249            $    322
  Income taxes ...............................................................................          899               1,039

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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


1.       Basis for Preparation of the Consolidated Financial Statements

                  The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the July 1, 2001, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended July 1, 2001.

                  The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Both fiscal 2001 and 2002 are 52-week periods.

2.       Earnings per Share

                  Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                     Three Months Ended
                                     ------------------
                             September 30, 2001  October 1, 2000
                             ------------------  ---------------

         Basic                      14,044            14,125
         Effect of dilutive
           stock options                87                72
                                    ------            ------
         Diluted                    14,131            14,197
                                    ======            ======

         Anti-dilutive stock
           stock options
           excluded in the
           above calculation           555               671
                                    ======            ======

3.       Inventories

                  Inventories were composed of the following:

                                           September 30, 2001       July 1, 2001
                                            ------------------      ------------
         Raw materials                          $12,190               $ 8,031
         Work in process                             32                    17
         Finished goods                          31,845                30,667
         Packaging supplies                       6,971                 6,331
                                                -------               -------
                           Total                $51,038               $45,046
                                                =======               =======

4.       Comprehensive Income

                  The components of comprehensive income were as follows:

                                                           Three Months Ended
                                                           ------------------
                                              September 30, 2001          October 1, 2000
                                              ------------------          ---------------
Net income                                           $4,608                     $4,788
Other comprehensive income:
  Unrealized gains on marketable
    securities, net of tax:
   Realized (gains) reclassified
     to net income                                                                (328)
   Unrealized gains                                       1                         96
  Unrealized gains (losses) on
     derivative financial
     instruments                                        (32)                       157
  Foreign currency translation
    adjustment                                          (56)                    (1,077)
                                                    -------                    -------
Total comprehensive income                          $ 4,521                    $ 3,636
                                                    =======                    =======

5.       Segment Information

                                                           Three Months Ended
                                                           ------------------
                                               September 30, 2001         October 1, 2000
                                               ------------------         ---------------
Net sales:
  Domestic                                          $ 60,526                   $ 59,107
  Europe                                              12,212                     14,996
  Central America                                     20,415                     20,373
                                                    --------                   --------
     Total consolidated                             $ 93,153                   $ 94,476
                                                    ========                   ========

                                                   Three Months Ended
                                                   -------------------
                                         September 30, 2001        October 1, 2000
                                         ------------------        ---------------
Income:
  Operating income
    Domestic                                  $  6,556                 $  7,296
    Europe                                         308                      265
    Central America                              2,197                    1,830
                                              --------                 --------
      Total operating income                     9,061                    9,391
    General corporate expense                   (2,566)                  (2,751)
                                              --------                 --------
      Income from operations                     6,495                    6,640
  Interest expense                                (160)                    (313)
  Equity in earnings of
    unconsolidated affiliates                      464                      288
  Other income (expense), net                     (122)                     373
                                              --------                 --------
  Income before income taxes
    and minority interests                    $  6,677                 $  6,988
                                              ========                 ========

5.       Accounting Principles

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

                                       Three Months Ended October 1, 2000
                              ----------------------------------------------------
                                                                      Advertising,
                                 Net         Cost of       Gross      Selling and
                                Sales         Sales        Profit     Warehousing
                                -----        -------       ------     -----------

As previously reported        $ 101,528     $  69,695    $  31,833     $  19,525
Effect of change in
  accounting method
  for sales incentives           (7,052)           22       (7,074)       (7,074)
                              ---------     ---------    ---------     ---------
As restated                   $  94,476     $  69,717    $  24,759     $  12,451
                              =========     =========    =========     =========

7.       Recently Issued Accounting Standards

         In June 2001, Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. These statements are effective for fiscal years beginning after December 15, 2001. The impact of these statements on the Company's consolidated financial statements is currently being evaluated.

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

         SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued August 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets by requiring that one accounting model be used for assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt this pronouncement in the first quarter of fiscal 2003 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


THREE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000


RESULTS OF OPERATIONS

         Effective July 1, 2001 the Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives", and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These issues address the recognition, measurement and income statement classification for various types of sales incentives including discounts, coupons, rebates, free products and payments to retailers to obtain shelf space for products of the Company. The effect of these issues significantly impacted revenue and expense classifications but did not change reported operating income, net income or earnings per share. Accordingly, all periods presented have been restated to reflect this adoption.

         The following table summarizes the impact of this change in the method of accounting for sales incentives and other payments covered by the EITF Issues No. 00-14 and No. 00-25.

                                                                     Quarters Ended
                                            ------------------------------------------------------------------
                                                                              October 1, 2000
                                                              ------------------------------------------------
                                                                                                 Previously
                                          September 30, 2001     Restated         Changes         Reported
                                          ------------------  --------------   --------------   -------------
Net sales                                    $      93,153     $      94,476    $      (7,052)   $    101,528
Cost of sales                                       68,272            69,717               22          69,695
                                            ---------------   ---------------  ---------------  --------------
      Gross profit                                  24,881            24,759           (7,074)         31,833
                                            ---------------   ---------------  ---------------  --------------

Advertising, selling and warehousing                13,002            12,451           (7,074)         19,525
Administrative and general                           5,384             5,668                            5,668
                                            ---------------   ---------------  ---------------  --------------
      Total costs and expenses                      18,386            18,119           (7,074)         25,193
                                            ---------------   ---------------  ---------------  --------------

      Operating income                       $       6,495     $       6,640    $          --    $      6,640
                                            ===============   ===============  ===============  ==============

         For the three months ended September 30, 2001, sales decreased $1.3 million or 1.4% to $93.2 million from $94.5 million recorded for the same period last year. Volume gains accounted for an increase of $2.2 million. A combination of price and product mix decreased sales $2.4 million and unfavorable foreign currency translation reduced sales by $1.1 million. Domestic rice sales of $59.7 million increased $1.4 million or 2.3% from the prior year sales of $58.3 million. In the domestic rice business, the retail sector recorded a $1.6 million or 3.9% increase in sales. Within the retail sector, sales of regular rice increased by $0.4 million or 1.6% along with a unit volume increase of 1.4%. Sales of value-added products, quick cooking rice and prepared rice mixes, increased $0.9 million or 5.0% due to a 9.0% increase in unit volumes. Sales of brown rice increased $0.3 million on a unit volume increase of 20.0%. In the non-retail sector excluding by-products, sales decreased $0.2 million or 1.4% due to a 4.8% decline in unit volumes. Sales in the foodservice category increased $0.8 million or 27.0% due to a 24.1% increase in unit volumes. Sales in the industrial category increased 34.0% or $1.3 million on a 26.2% increase in unit volume sales. Export/commodity sales decreased $2.7 million due to a 22.8% decrease in volumes. Sales related to the Company's energy cogeneration joint venture increased by $0.1 million due primarily to higher energy prices. Sales in Central America were even with the prior year at $20.4 million. Higher volumes were recorded in the fruit nectars and juices products while sales of cookie and cracker products were flat with the prior year. In total, higher volumes increased sales by $0.7 million. Higher prices increased sales by $0.1 million and unfavorable currency translation reduced sales by $0.8 million. In Europe, sales declined by $2.8 million or 18.6% to $12.2 million from $15.0 million last year. Lower unit volumes decreased sales by $2.2 million and a combination of lower selling prices and product mix reduced sales by $0.3 million. Unfavorable currency translation decreased sales by $0.3 million.

         Gross profit increased $0.1 million or 0.5% to $24.9 million from $24.8 million a year ago. Gross profit as a percentage of sales increased to 26.7% from 26.2% in the corresponding period last year. In the domestic rice business gross profit decreased $0.3 million or 1.7 % to $17.0 million. As a percentage of sales, gross profit declined to 28.5% from 29.7% last year. In this segment, gross profit declined primarily due to competitive market conditions in the value added product lines. In Central America, gross profit increased $0.8 million or 14.1% to $6.4 million. As a percentage of sales, gross profit increased to 31.3% from 27.5% last year in Central America. The improvement in gross profit as a percentage of sales was due to operating efficiencies and selected price increases. In Europe, gross profit declined by $0.3 million or 20.1% to $1.4 million and decreased slightly as a percentage of sales to 11.2% from 11.4% in the same period last year. Gross profit declined due to lower sales and competitive markets.

         Advertising, selling and warehousing expenses increased by $0.6 million or 4.4% to $13.0 million. As a percentage of sales, this expense category increased to 14.0% from 13.2% in the comparable period last year. In the domestic rice business the related expenses increased by $0.5 million or 5.0% to $9.1 million. The increase was attributed to the competitive activity in the value added rice products markets. In Central America, these expenses increased by 10.7% or $0.3 million to $3.2 million. The increase was directly related to increase in sales of fruit nectars and juice products. In Europe, advertising, selling and warehousing expenses declined by $0.2 million due to reduced sales volumes.

         Administrative and general expenses declined by $0.3 million or 5.0% to $5.4 million.

         Operating income declined $0.1 million or 2.2% to $6.5 million from $6.6 million for the same period last year. As a percentage of sales, operating income remained constant at 7.0%. In the domestic segment, operating income decreased by $0.7 million to $6.6 million from $7.3 million last year. The decrease in operating income in the domestic segment came in the domestic rice business and was a combination of the $0.3 million decrease in gross profit added to the $0.5 million increase in advertising, selling and warehousing expense. In Central America, operating income increased by $0.4 million or 20.1% to $2.2 million. The improvement in operating income in Central America was a result of increased gross profit of $0.8 million partially offset by $0.3 million increase in advertising, selling and warehousing expenses and $0.1 million increase in administrative costs. In Europe, operating income was even with the prior year at $0.3 million but increased as a percentage of sales to 2.6% from 1.8% last year. Operating income remained level despite the decrease in sales due to lower administrative costs as a result of the restructuring undertaken in the prior year.

         The Company recorded net interest income of $0.1 million related to improved cash flow in the current period compared to a nominal amount ($21 thousand) of net interest expense in the prior year.

         Other income, excluding interest, declined $0.3 million to $0.1 million due to a $0.5 million reduction in gains from the sale of marketable securities partially offset by a $0.2 million increase in the earnings of unconsolidated affiliates.

         Income tax expense decreased $0.1 million to $2.0 million from $2.1 million in the prior year. The effective rate was 29.7% versus 30.0% in the prior year. The effective rate is lower than the statutory rate due to the utilization of energy tax credits associated with the Company's cogeneration joint venture and foreign source income taxed at lower rates.

         Net income for the current quarter decreased $0.2 million or 3.8% to $4.6 million from $4.8 million in the same period last year. Diluted earnings per share were $0.33 compared to $0.34.

LIQUIDITY AND FINANCIAL POSITION

         Cash provided by operating activities increased by $2.2 million to $5.2 million for the quarter ended September 30, 2001. The decrease in net income of $0.2 million to $4.6 million was partially offset by a $0.1 million increase in non-cash charges for depreciation and amortization. Cash used for deferred income taxes decreased by $0.5 million to $0.1 million in the current period from $0.6 million last year. Gain on the disposition of assets, primarily marketable securities, declined $0.5 million in the current year. Equity in the earnings of unconsolidated affiliates increased $0.2 million in the current period to $0.5 million. Cash invested in working capital declined by $1.3 million.

         Cash used in investing activities decreased $0.7 million to $1.9 million as compared to cash used in investing activities in the prior year of $2.7 million. Additions to property, plant and equipment in the current quarter totaled $1.9 million, a decrease of $0.2 million from the comparable period last year. There was also a decrease in amounts due from affiliates of $1.0 million. Proceeds from the sale of marketable securities decreased $0.5 million.

         Cash used in financing activities increased by $2.9 million in the quarter ended September 30, 2001 to $5.8 million. In the current year the Company had a net decrease in short and long-term debt of $3.7 million compared to a net decrease of $0.9 million in the same period last year. Funds used for dividend payments increased by $0.3 million during the quarter ended September 30, 2001. While in the current period the Company did not repurchase any shares, in the same period last year, the Company repurchased 9.5 thousand shares of the Company's common stock at a cost of $0.2 million.

         On October 17, 2001 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.165 per share from $0.16 per share, for an indicated annual rate of $0.66 per share.

         As of September 30, 2001, the board of directors of the Company had authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. For the three months ended September 30, 2001, the Company did not repurchase any shares. Through September 30, 2001, the Company has repurchased a total of 2.0 million shares and 186.7 thousand shares have been reissued upon exercise of employee stock options.

         The Company's financial position remains strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide the capital resources and liquidity to meet its needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of September 30, 2001 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2001 with the exception that the Company has entered into rough rice futures contracts.

         The Company utilizes rough rice futures contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. At September 30, 2001, the Company had outstanding futures contracts to purchase $1.4 million of rough rice. Losses deferred in these rough rice instruments at September 30, 2001 were less than $0.1 million. The information below presents the Company's rough rice futures positions outstanding as of September 30, 2001. The other derivative financial instruments are not material as of September 30, 2001.


                                                       Expected Maturity
                                                          Fiscal 2002
                                                       -----------------
Rice futures contracts (long positions):
     Contract volumes (cwt)                                  314,000
     Weighted average contract price (per cwt)           $      4.54
     Contract amount                                     $ 1,426,600
     Weighted average fair value (per cwt)               $      4.46
     Fair value                                          $ 1,400,360


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

PART II.  OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibit 15, Letters from Arthur Andersen LLP dated October 15, 2001, regarding unaudited financial statements.

                (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 RIVIANA FOODS INC.


Dated: November 1, 2001          By: /S/ E. Wayne Ray, Jr.
                                     -------------------------------------------
                                     E. Wayne Ray, Jr.
                                     Vice President, Chief Financial Officer and
                                     Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                    Sequential
No.                                Description                      Page Number
--                                 -----------                      -----------

15        Letters from Arthur Andersen LLP dated October 15, 2001,      15
          regarding unaudited financial statements