Form 10-Q
period 2001-12-30
RIVIANA FOODS INC /DE/
filed 2002-02-12
CIK 934650

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

                  For the quarterly period ended December 30, 2001

                                        OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ___________ to _____________


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

         Yes     X         No
              --------        ---------


         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at February 4, 2002, was 14,080,023.

================================================================================

                               RIVIANA FOODS INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 30, 2001

                                     INDEX


                                                                                                                Page
                                                                                                                ----
Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at December 30, 2001 and July 1, 2001...............................1

                  Consolidated Statements of Income for the Three Months and Six Months
                     Ended December 30, 2001 and December 31, 2000................................................2

                  Consolidated Statements of Cash Flows for the Six Months Ended
                     December 30, 2001 and December 31, 2000......................................................3

                  Notes to Consolidated Financial Statements......................................................4

         Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                        of Operations.............................................................................8

Part II -- Other Information

         Item 6 -- Exhibits and Reports on Form 8-K..............................................................14

Signature........................................................................................................15

Exhibit Index....................................................................................................16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                            December 30, 2001         July 1, 2001
                                                                            -----------------         ------------
                                                                               (Unaudited)             (Audited)
                                     ASSETS
CURRENT ASSETS:
  Cash....................................................................       $  8,780               $  8,758
  Cash equivalents........................................................          5,118                  6,232
  Marketable securities...................................................             73                     71
  Accounts receivable, less allowance for doubtful accounts
    of $1,480 and $1,450..................................................         38,513                 39,840
  Inventories.............................................................         48,676                 45,046
  Prepaid expenses........................................................          2,563                  2,265
                                                                                 --------               --------
      Total current assets................................................        103,723                102,212

PROPERTY, PLANT AND EQUIPMENT:
  Land....................................................................          3,581                  3,586
  Buildings...............................................................         32,905                 32,810
  Machinery and equipment.................................................        116,864                113,890
                                                                                 --------               --------
      Property, plant and equipment, gross................................        153,350                150,286
  Less accumulated depreciation...........................................        (62,925)               (59,739)
                                                                                 --------               --------
      Property, plant and equipment, net..................................         90,425                 90,547

INVESTMENTS IN UNCONSOLIDATED AFFILIATES..................................         10,025                  9,431
OTHER ASSETS..............................................................          6,350                  6,103
                                                                                 --------               --------
      Total assets........................................................       $210,523               $208,293
                                                                                 ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt.........................................................       $    -                 $  4,000
  Current maturities of long-term debt....................................            646                    816
  Accounts payable........................................................         21,300                 19,864
  Accrued liabilities.....................................................         17,615                 20,167
  Income taxes payable....................................................          5,572                  5,374
                                                                                 --------               --------
      Total current liabilities...........................................         45,133                 50,221

LONG-TERM DEBT, net of current maturities.................................          1,794                  1,462
DUE TO AFFILIATES.........................................................            967                    681
DEFERRED INCOME TAXES.....................................................          4,919                  5,220
OTHER NONCURRENT LIABILITIES..............................................          3,115                  3,079
COMMITMENTS AND CONTINGENCIES.............................................
MINORITY INTERESTS........................................................          6,484                  6,796

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued...........
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued...........         15,883                 15,883
  Paid-in capital.........................................................          6,686                  6,641
  Retained earnings.......................................................        177,851                169,979
  Accumulated other comprehensive income..................................        (17,211)               (16,372)
  Treasury stock, at cost, 1,832 and 1,842 shares.........................        (35,098)               (35,297)
                                                                                 --------               --------
      Total stockholders' equity..........................................        148,111                140,834
                                                                                 --------               --------
      Total liabilities and stockholders' equity..........................       $210,523               $208,293
                                                                                 ========               ========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                              SIX MONTHS ENDED
                                            ----------------------------------------      ----------------------------------------
                                            DECEMBER 30, 2001      DECEMBER 31, 2000      DECEMBER 30, 2001      DECEMBER 31, 2000
                                            -----------------      -----------------      -----------------      -----------------
NET SALES.................................      $98,675                $102,209               $191,828               $196,685

COST OF SALES.............................       69,625                  72,322                137,897                142,039
                                                -------                --------               --------               --------
   Gross profit...........................       29,050                  29,887                 53,931                 54,646
                                                -------                --------               --------               --------

COSTS AND EXPENSES:
  Advertising, selling and warehousing....       13,906                  14,615                 26,908                 27,066
  Administrative and general..............        5,441                   5,588                 10,825                 11,256
                                                -------                --------               --------               --------
    Total costs and expenses..............       19,347                  20,203                 37,733                 38,322
                                                -------                --------               --------               --------
    Income from operations................        9,703                   9,684                 16,198                 16,324

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities...                                  561                                         1,066
  Interest income.........................          237                     287                    504                    579
  Interest expense........................         (128)                   (320)                  (288)                  (633)
  Equity in earnings of unconsolidated
    affiliates............................          739                     542                  1,203                    830
  Other (expense), net....................         (592)                   (327)                  (981)                  (751)
                                                -------                --------               --------               --------
    Total other income....................          256                     743                    438                  1,091
                                                -------                --------               --------               --------
    Income before income taxes and
       minority interests.................        9,959                  10,427                 16,636                 17,415

INCOME TAX EXPENSE........................        2,061                   3,112                  4,044                  5,208

MINORITY INTERESTS IN EARNINGS OF
  CONSOLIDATED SUBSIDIARIES...............           (4)                    (11)                    82                     93
                                                -------                --------               --------               --------
  NET INCOME..............................      $ 7,902                $  7,326               $ 12,510               $ 12,114
                                                =======                ========               ========               ========

  Earnings per share:
    Basic.................................      $  0.56                $   0.52               $   0.89               $   0.86
    Diluted...............................         0.56                    0.52                   0.88                   0.85

  Weighted average common shares
    outstanding:
    Basic.................................       14,050                  14,082                 14,047                 14,104
    Diluted...............................       14,160                  14,191                 14,145                 14,191


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                     SIX MONTHS ENDED
                                                                                        ------------------------------------------
                                                                                        DECEMBER 30, 2001        DECEMBER 31, 2000
                                                                                        -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.................................................................            $12,510                  $12,114
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization.......................................              3,672                    3,418
            Deferred income taxes...............................................               (301)                    (628)
            Gain on disposition of assets.......................................                (28)                  (1,066)
            Equity in earnings of unconsolidated affiliates.....................             (1,203)                    (830)
            Change in assets and liabilities, excluding effects of acquisition:
                   Accounts receivable, net.....................................              1,163                   (5,508)
                   Inventories..................................................             (3,849)                  (2,276)
                   Prepaid expenses.............................................               (320)                    (540)
                   Other assets.................................................                566                      398
                   Accounts payable and accrued liabilities.....................             (1,413)                   1,208
                   Income taxes payable.........................................                227                      (94)
                   Other noncurrent liabilities.................................                 53                        3
                   Minority interests...........................................               (263)                    (261)
                                                                                            -------                  -------
                       Net cash provided by operating activities................             10,814                    5,938
                                                                                            -------                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment.................................             (3,929)                  (5,554)
     Proceeds from disposals of property, plant and equipment...................                 48                       47
     Investment by joint venture partner........................................                                         377
     Proceeds from sale of marketable securities................................                                       1,293
     Increase (decrease) in due to affiliates...................................                267                     (376)
                                                                                            -------                  -------
                       Net cash used in investing activities....................             (3,614)                  (4,213)
                                                                                            -------                  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt.....................................             (4,000)                     599
     Additions to long-term debt................................................              1,088                      983
     Repayments of long-term debt...............................................               (829)                    (906)
     Dividends paid.............................................................             (4,494)                  (3,962)
     Repurchases of common stock................................................                                      (1,489)
     Sales of common stock......................................................                127                      210
     Collection of employee discount on stock...................................                 45                       40
                                                                                            -------                  -------
                       Net cash used in financing activities....................             (8,063)                  (4,525)
                                                                                            -------                  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS...........................................................               (229)                    (294)
                                                                                            -------                  -------
DECREASE IN CASH AND CASH EQUIVALENTS...........................................             (1,092)                  (3,094)
CASH AND CASH EQUIVALENTS, beginning of period..................................             14,990                   13,528
                                                                                            -------                  -------
CASH AND CASH EQUIVALENTS, end of period........................................            $13,898                  $10,434
                                                                                            =======                  =======
CASH PAID DURING THE PERIOD FOR:
     Interest...................................................................            $   248                  $   663
     Income taxes...............................................................              4,393                    6,160

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

                  The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Both fiscal 2002 and 2001 are 52-week periods.

2.       Earnings per Share

Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                        Three Months Ended                          Six Months Ended
                              --------------------------------------    --------------------------------------
                              December 30, 2001    December 31, 2000    December 30, 2001    December 31, 2000
                              -----------------    -----------------    -----------------    -----------------

Basic                               14,050              14,082                14,047               14,104
Stock options                          110                 109                    98                   87
                                    ------              ------                ------               ------
Diluted                             14,160              14,191                14,145               14,191
                                    ======              ======                ======               ======

Anti-delutive stock option
  shares excluded in
  the above
  calculation                          437                 465                   614                  470
                                    ======             =======                ======               ======

3.       Inventories

                  Inventories were composed of the following:

                    December 30, 2001       July 1, 2001

Raw materials              $10,423             $ 8,031
Work in process                 15                  17
Finished goods              31,156              30,667
Packaging supplies           7,082               6,331
                           -------             -------
          Total            $48,676             $45,046
                           =======             =======

4.       Comprehensive Income

                  The components of comprehensive income were as follows:

                                      Three Months Ended                    Six Months Ended
                              -------------------------------------   -------------------------------------
                              December 30, 2001   December 31, 2000   December 30, 2001   December 31, 2000
                              -----------------   -----------------   -----------------   -----------------

Net income                           $7,902            $7,326               $12,510            $12,114

Other comprehensive income:
 Unrealized gains on
  marketable securities,
  net of tax:
   Realized (gains)
    reclassified to net
    income                                               (365)                                    (693)
   Unrealized gains                                        95                     1                191
 Unrealized gains (losses)
  on derivative financial
  instruments                          (182)              (22)                 (214)               135
 Foreign currency translation
  adjustment                           (570)              496                  (626)              (581)
                                     ------            ------                ------            -------
Total comprehensive income           $7,150            $7,530                $11,671           $11,166
                                     ======            ======                =======           =======

5.       Segment Information

                                    Three Months Ended                    Six Months Ended
                          ------------------------------------  ------------------------------------
                          December 30, 2001  December 31, 2000  December 30, 2001  December 31, 2000
                          -----------------  -----------------  -------------- --  -----------------
Net sales
  Domestic                     $ 64,810           $ 65,692           $125,336          $124,799
  Europe                         12,195             13,744             24,407            28,740
  Central America                21,670             22,773             42,085            43,146
                               --------           --------           --------          --------
    Total consolidated         $ 98,675           $102,209           $191,828          $196,685
                               ========           ========           ========          ========

Income:
 Operating income

  Domestic                     $  8,960           $  8,962           $ 15,516          $ 16,258
  Europe                            330                 60                638               325
  Central America                 3,037              3,205              5,234             5,035
                               --------           --------           --------          --------
    Total operating income       12,327             12,227             21,388            21,618
  General corporate expense      (2,624)            (2,543)            (5,190)           (5,294)
                               --------           --------           --------          --------
    Income from operations        9,703              9,684             16,198            16,324
Interest expense                   (128)              (320)              (288)             (633)
Equity in earnings of
 unconsolidated affiliates          739                542              1,203               830
Other income, net                  (355)               521               (477)              894
                               ---------          --------           --------          --------
 Income before income taxes
  and minority interests       $  9,959           $ 10,427           $ 16,636          $ 17,415
                               ========           ========           ========          ========

6.       Accounting Principles

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

                                                Three Months Ended December 31, 2000
                                            ---------------------------------------------
                                                                             Advertising,
                                              Net       Cost of     Gross    Selling and
                                             Sales       Sales      Profit   Warehousing
                                             -----       -----      ------   -----------
As previously reported                      $110,943    $72,262    $38,681     $23,409
Effect of change in
  accounting method
  for sales incentives                        (8,734)        60     (8,794)     (8,794)
                                            --------    -------    -------     -------
As restated                                 $102,209    $72,322    $29,887     $14,615
                                            ========    =======    =======     =======

                                                 Six Months Ended December 31, 2000
                                            ---------------------------------------------
                                                                             Advertising,
                                              Net       Cost of     Gross    Selling and
                                             Sales       Sales      Profit   Warehousing
                                             -----       -----      ------   -----------
As previously reported                      $212,471    $141,957    $70,514    $42,934
Effect of change in
  accounting method
  for sales incentives                       (15,786)         82    (15,868)   (15,868)
                                            --------    --------    -------    -------
As restated                                 $196,685    $142,039    $54,646    $27,066
                                            ========    ========    =======    =======


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            RESOLUTION OF TAX MATTER

         The results of operations for the quarter ending December 30, 2001 includes $0.9 million, or $0.06 per diluted share, reduction in tax expense due to the favorable resolution of a foreign tax matter. The matter involved investment tax credits related to the capital investments made by the Company in Fiscal 1997. The Company did not record the benefit attributable to these credits while their availability was uncertain; however, the matter has now been resolved in favor of the Company. Additional credits totaling $1.4 million applicable to capital investments made by the Company in Fiscal 1998 are still pending resolution. If no action is taken by the local taxing authorities before December 31, 2002 the statute of limitations will expire and the Company will record a corresponding benefit.

                      THREE MONTHS ENDED DECEMBER 30, 2001
                COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

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

                                               Quarters Ended
                       -------------------------------------------------------------
                                                     December 31, 2000
                                           -----------------------------------------
                                                                          Previously
                        December 30, 2001    Restated       Changes        Reported
                        -----------------    --------       -------        --------
Net sales                   $98,675         $102,209       $(8,734)        $110,943
Cost of sales                69,625           72,322            60           72,262
                            -------         --------       -------         --------
    Gross profit             29,050           29,887        (8,794)          38,681
                            -------         --------       -------         --------

Advertising, selling
  and warehousing            13,906           14,615        (8,794)          23,409
Administrative and
  general                     5,441            5,588                          5,588
                            -------         --------       -------         --------
     Total costs and
       expenses              19,347           20,203        (8,794)          28,997
                            -------         --------       -------         --------

     Operating income       $ 9,703         $  9,684       $   --          $  9,684
                            =======         ========       =======         ========

         For the three months ended December 30, 2001, sales decreased $3.5 million or 3.5% to $98.7 million from $102.2 million recorded for the same period last year. Lower volumes reduced sales $0.9 million. A combination of price and product mix decreased sales $1.2 million and unfavorable foreign currency translation reduced sales by $1.4 million. Domestic rice sales of $63.6 million decreased $1.2 million or 1.9% from the prior year sales of $64.8 million. In total, higher volumes increased sales $0.1 million and a decline of $1.3 million was related to price and product mix. Sales from the Company's energy co-generation joint venture increased $0.3 million or 36.6%. Sales in Central America decreased $1.1 million or 4.8% to $21.7 million compared to $22.8 million in the prior year. In total, lower volumes decreased sales by $0.6 million. Higher prices increased sales by $0.7 million and unfavorable currency translation reduced sales by $1.2 million. Difficult economic conditions in the region continue to impact sales. Sales of processed fruits and vegetables were essentially flat with the same period last year and volumes for cookies and crackers declined 5.0%. In Europe, sales declined by $1.5 million or 11.3% to $12.2 million from $13.7 million last year. Lower unit volumes decreased sales by $1.1 million and a combination of lower selling prices and product mix reduced sales by $0.3 million. Unfavorable currency translation decreased sales by $0.1 million. Volumes declines reflected soft retail trading conditions and competitive pressures.

         Gross profit decreased $0.8 million or 2.8% to $29.1 million from $29.9 million a year ago. As a percentage of sales, gross profit increased to 29.4% from 29.2%. In the domestic rice business, gross profit decreased by $0.8 million primarily due to the sales decline and decreased as a percentage of sales to 32.6% from 33.2%. In Central America gross profit increased $0.2 million or 3.1% to $7.3 million as a result of operating efficiencies. Gross profit as a percentage of sales in Central America increased to 33.6% from 31.1% last year. In Europe, gross profit declined by $0.1 million or 8.2% but increased slightly as a percentage of sales to 11.0% from 10.6% last year. The reduced gross margin was directly related to lower sales.

         Advertising, selling and warehousing expenses decreased by $0.7 million to $13.9 million from $14.6 million in the same period last year. Media advertising expenses were $0.3 million lower than the prior year primarily due to the timing of annual campaigns in both the domestic rice business and Central American operations. Selling expenses decreased by $0.3 million, primarily in the Company's European operations, as a result of the restructuring undertaken in the prior year.

         Administrative and general expenses decreased as a result of the restructuring undertaken by the Company in the third quarter of the previous fiscal year by $0.2 million or 2.6% to $5.4 million from $5.6 million. The restructuring was related to the European business and was initiated to adjust for a reduction in business resulting from the loss of two product line distributorships.

         Income from operations was even with the prior year at $9.7 million. As a percentage of sales, operating income increased to 9.8% from 9.5% last year. Operating income in the domestic rice business increased by $0.2 million or 1.7% to $9.3 million. In Central America, operating income decreased by $0.2 million or 5.3% to $3.0 million despite the increase in gross margin of $0.2 million. Increased advertising, selling and warehousing expenses caused by the difficult market conditions in the region more than offset the improvement in gross margin. Operating income for European operations increased $0.3 million reflecting the lower cost structure resulting from the restructuring.

         The Company did not realize any gains from the sale of marketable securities while in the prior year gains totaling $0.6 million were recorded.

         Equity in the earnings of unconsolidated affiliates increased $0.2 million from the prior year to $0.7 million. The Company recorded increased earnings from its equity interest in the rice flour milling business and the Belgian and German rice milling businesses.

         Other expense increased by $0.3 million to $0.6 million from $0.3 million in the prior year.

         Tax expense decreased $1.1 million to $2.1 million in the current year. The effective tax rate was 20.7% in the current period compared to 29.9% last year. The rate in the current year is lower than the prior year due to the resolution of a foreign tax matter resulting in a $0.9 million credit as discussed previously. Also, the rate is below the statutory rate due to energy tax credits from the Company's energy co-generation joint venture and foreign earnings subject to tax rates that are lower than U. S. federal statutory rates.

         Net income for the current quarter was $7.9 million compared to $7.3 million for the same quarter last year and diluted earnings per share were $0.56, as compared to $0.52 in the prior year.

                       SIX MONTHS ENDED DECEMBER 30, 2001
                 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

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

                                             Six Months Ended
                       -------------------------------------------------------------
                                                     December 31, 2000
                                           -----------------------------------------
                                                                          Previously
                        December 30, 2001    Restated       Changes        Reported
                        -----------------    --------       -------        --------
Net sales                  $191,828         $196,685      $(15,786)        $212,471
Cost of sales               137,897          142,039            82          141,957
                           --------         --------       -------         --------
    Gross profit             53,931           54,646       (15,868)          70,514
                           --------         --------       -------         --------

Advertising, selling
  and warehousing            26,908           27,066       (15,868)          42,934
Administrative and
  general                    10,825           11,256                         11,256
                           --------         --------       -------         --------
     Total costs and
       expenses              37,733           38,322       (15,868)          54,190
                            -------         --------       -------         --------

     Operating income       $16,198         $ 16,324       $   --          $ 16,324
                            =======         ========       =======         ========

         Sales declined $4.9 million or 2.5% to $191.8 million in the six-month period ended December 30, 2001 versus $196.7 million for the same period of the previous year. Higher volumes increased sales $1.2 million while a combination of price and sales mix decreased sales by $3.7 million. Unfavorable currency translation reduced sales by $2.4 million. Domestic rice sales of $123.3 million increased $0.1 million or 0.1% from the prior year sales of $123.2 million. In total, higher volumes increased sales $3.7 million and a decline of $3.6 million was related to price and product mix. Sales from the Company's energy co-generation joint venture increased by $0.4 million due to higher volumes. Volumes were lower in the prior year as a result of periodic maintenance, which restricted operations. Sales by the Company's Central American operations decreased $1.1 million or 2.5% to $42.1 million. Volumes in cookie and cracker products decreased by 2.6% and volumes of fruit nectar and juice products increased 4.2%. In total, higher volumes added $0.2 million to sales. Higher prices added $0.8 million and unfavorable currency translation reduced sales by $2.1 million. Sales by the Company's European operations decreased $4.3 million or 15.1% to $24.4 million. Lower volumes decreased sales by $3.2 million. Lower prices due to more competitive markets reduced sales by $0.7 million and unfavorable foreign currency exchange decreased sales $0.4 million.

         Gross profit declined $0.7 million or 1.3% to $53.9 million in the six-month period from $54.6 million in the same period of the previous year. As a percentage of sales, gross profit increased to 28.1% in the current period versus 27.8% last year. Gross profit decreased $1.1 million in domestic rice operations primarily due to lower net pricing which reduced gross profit by $3.6 million. Higher volumes and reduced costs improved gross profit by $2.5 million. Gross profit in the domestic co-generation operations decreased $0.2 million due to higher operating expenses. In Central America, gross profit increased $1.0 million or 8.0% over the prior year as a result of improved operating efficiencies. As a percentage of sales, gross profit in Central America increased to 32.5% from 29.4%. Gross profit decreased by $0.4 million in Europe. Volumes declines reflected soft retail trading conditions and competitive markets.

         Advertising, selling and warehousing expenses of $26.9 million were down slightly, $0.2 million, from the prior year. A decrease of $0.4 million in the domestic rice business was offset by an increase of $0.7 million in Central America. Expenses in Central America increased due to the market conditions and increased costs of expanding distribution.

         Administrative and general expenses decreased by $0.4 million or 3.8% to $10.8 million from $11.3 million primarily as a result of the restructuring undertaken by the Company in the third quarter of the previous fiscal year. The restructuring was related to the European business and was initiated to adjust for a reduction in business resulting from the loss of two product line distributorships.

         Income from operations declined 0.8% to $16.2 million from $16.3 million last year. As a percentage of sales, operating income increased to 8.4% from 8.3%. In the domestic rice business, operating income decreased $0.6 million or 3.4% to $15.7 million. This decrease was due to $1.0 million decline in gross profit partially offset by a $0.4 million decrease in advertising, selling and warehousing expenses. In Central America operating income increased $0.2 million or 3.9% to $5.2 million. While the gross profit in Central America was up $1.0 million from the prior year, advertising, selling and warehousing expenses increased by $0.7 million due to expanding distribution and new product introductions and administrative expenses increased by $0.1 million. In Europe, operating income increased $0.3 million to $0.6 million due primarily to the reduction in administrative and advertising, selling and warehousing expenses resulting from the restructuring.

         The Company did not realize any gains from the sale of marketable securities while in the prior year gains totaling $1.1 million were recorded.

         The Company recorded $0.2 million in net interest income while in the prior year it recorded $0.1 million in net interest expense. This improvement resulted from improved cash flow in the current year.

         Equity in the earnings of unconsolidated affiliates increased $0.4 million from the prior year to $1.2 million. The Company recorded increased earnings from its equity interest in the rice flour milling business and the Belgian and German rice milling businesses.

         Other expense increased by $0.2 million to $1.0 million from $0.8 million in the prior year.

         Tax expense decreased $1.2 million to $4.0 million in the current year. The effective tax rate was 24.3% in the current period compared to 29.9% last year. The rate in the current year is lower than the prior year due to the resolution of a foreign tax matter resulting in a $0.9 million credit as discussed previously. Also, the rate is below the statutory rate due to energy tax credits from the Company's energy co-generation joint venture and foreign earnings subject to tax rates that are lower than U. S. federal statutory rates.

         Net income for the six-month period was $12.5 million up 3.3% compared to $12.1 million for last year. Diluted earnings per share were $0.88 versus $0.85 last year.

LIQUIDITY AND CAPITAL RESOURCE

         Cash provided by operating activities totaled $10.8 million for the six months ended December 30, 2001, which was $4.9 million more than last year. Higher net income provided $0.4 million and non-cash charges for depreciation and amortization added an additional $0.3 million. A reduction in deferred income taxes used $0.3 million which was $0.3 less than in the prior year. A small gain on the disposition of assets of less than $0.1 million was $1.0 million less than in the same period last year. Equity in earnings of unconsolidated affiliates increased by $0.4 million. Cash invested in working capital of $4.2 million was $3.0 million less than the $7.2 million invested in the prior period.

         Cash used in investing activities decreased to $3.6 million from $4.2 million in the same period in the prior year. Purchases of property, plant and equipment totaled $3.9 million, which was $1.6 million less than purchases in the same period last year. Cash flow related to amounts due to affiliates increased $0.6 million. Proceeds from the sale of marketable securities decreased $1.3 million. In the prior year, an additional investment of $0.4 million was received from the Company's partner in the energy co-generation joint venture.

         Cash used in financing activities totaled $8.1 million in the six months ended December 30, 2001, which was $3.5 million more than last year. During the current period the Company did not repurchase any shares of its common stock. In the prior year the Company repurchased 87.2 thousand shares at a cost of $1.5 million. In the current period $3.7 million was used to repay loans whereas in the prior year $0.7 million was provided by net borrowings. Dividend payments in the period ended December 30, 2001 were $4.5 million, up from $4.0 million paid in the same period last year.

         During the current fiscal year, the Company became a co-guarantor of a term loan made to its unconsolidated affiliate, Herto N.V., a Belgian company engaged in the manufacture and sale of rice cakes, by a foreign bank. The terms of the loan agreement provide for a maximum credit available to Herto N.V. of Euro7.5 million (or $6.6 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of Euro7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. which provides that the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee.

         Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Elton Kennedy, a director of the Company, is the principal stockholder and a director and officer, each owns a 50% interest in

South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $2.0 million promissory note payable by the Partnership.

         The Company's financial position continues to remain strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide sufficient capital resources and liquidity to meet its needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of December 30, 2001 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2001.

         The Company utilizes rough rice futures contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. At December 30, 2001, the Company had outstanding futures contracts to purchase $1.4 million of rough rice. Losses deferred in these rough rice instruments at December 30, 2001 were less than $0.2 million. The information below presents the Company's rough rice futures positions outstanding as of December 30, 2001. The other derivative financial instruments are not material as of December 30, 2001.

                                                              Expected Maturity
                                                                 Fiscal 2002
                                                              -----------------
Rice futures contracts (long positions)
    Contract volumes (cwt)                                          314,000
    Weighted average contract price (per cwt)                    $     4.53
    Contract amount                                              $1,423,400
    Weighted average fair value (per cwt)                        $     4.02
    Fair value                                                   $1,263,160



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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 15, Letters from Arthur Andersen LLP dated January 21, 2002, regarding unaudited financial statements.

          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RIVIANA FOODS INC.


Dated: February 5, 2002              By: /s/ E. WAYNE RAY, JR.
                                        ---------------------------------------
                                        E. Wayne Ray, Jr.
                                        Vice President, Chief Financial Officer
                                        and Chief Accounting Officer

                                  EXHIBIT INDEX

                                                                     Sequential
No.               Description                                       Page Number
--                -----------                                       -----------
15       Letters from Arthur Andersen LLP dated January 21, 2002,
         regarding unaudited financial statements                        17