Form 10-Q
period 2002-03-31
RIVIANA FOODS INC /DE/
filed 2002-05-06
CIK 934650

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

                  For the quarterly period ended March 31, 2002

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

                  Yes [X]         No [ ]

         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at April 29, 2002, was 14,151,451.

================================================================================

                               RIVIANA FOODS INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at March 31, 2002 and July 1, 2001..................................1

                  Consolidated Statements of Income for the Three Months and Nine Months
                     Ended March 31, 2002 and April 1, 2001.......................................................2

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                     March 31, 2002 and April 1, 2001.............................................................3

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

Part II -- Other Information

         Item 6 -- Exhibits and Reports on Form 8-K..............................................................14

Signature........................................................................................................15

Exhibit Index....................................................................................................16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                                        MARCH 31, 2002    JULY 1, 2001
                                                                                        --------------    ------------
                                                                                          (UNAUDITED)       (AUDITED)
                                                       ASSETS
CURRENT ASSETS:
  Cash ..............................................................................   $        5,775    $      8,758
  Cash equivalents ..................................................................            7,990           6,232
  Marketable securities .............................................................               69              71
  Accounts receivable, less allowance for doubtful accounts of $1,541 and $1,450 ....           37,188          39,840
  Inventories .......................................................................           46,453          45,046
  Prepaid expenses ..................................................................            4,656           2,265
                                                                                        --------------    ------------
          Total current assets ......................................................          102,131         102,212

PROPERTY, PLANT AND EQUIPMENT:
  Land ..............................................................................            3,579           3,586
  Buildings .........................................................................           33,078          32,810
  Machinery and equipment ...........................................................          119,047         113,890
                                                                                        --------------    ------------
      Property, plant and equipment, gross ..........................................          155,704         150,286
  Less accumulated depreciation .....................................................          (64,612)        (59,739)
                                                                                        --------------    ------------
      Property, plant and equipment, net ............................................           91,092          90,547

INVESTMENTS IN UNCONSOLIDATED AFFILIATES ............................................            9,992           9,431
OTHER ASSETS ........................................................................           11,211           6,103
                                                                                        --------------    ------------
              Total assets ..........................................................   $      214,426    $    208,293
                                                                                        ==============    ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ...................................................................                     $      4,000
  Current maturities of long-term debt ..............................................   $          743             816
  Accounts payable ..................................................................           17,365          19,864
  Accrued liabilities ...............................................................           19,898          20,167
  Income taxes payable ..............................................................            5,141           5,374
                                                                                        --------------    ------------
      Total current liabilities .....................................................           43,147          50,221

LONG-TERM DEBT, net of current maturities ...........................................            1,447           1,462
DUE TO AFFILIATES ...................................................................              539             681
DEFERRED INCOME TAXES ...............................................................            7,165           5,220
OTHER NONCURRENT LIABILITIES ........................................................            3,088           3,079
COMMITMENTS AND CONTINGENCIES........................................................
MINORITY INTERESTS ..................................................................            6,466           6,796

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued .....................           15,883          15,883
  Paid-in capital ...................................................................            6,741           6,641
  Retained earnings .................................................................          181,100         169,979
  Accumulated other comprehensive income ............................................          (17,454)        (16,372)
  Treasury stock, at cost, 1,766 and 1,842 shares ...................................          (33,696)        (35,297)
                                                                                        --------------    ------------
          Total stockholders' equity ................................................          152,574         140,834
                                                                                        --------------    ------------
          Total liabilities and stockholders' equity ................................   $      214,426    $    208,293
                                                                                        ==============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        -------------------------------    -------------------------------
                                                        MARCH 31, 2002    APRIL 1, 2001    MARCH 31, 2002    APRIL 1, 2001
                                                        --------------    -------------    --------------    -------------
NET SALES ...........................................   $       92,499    $      94,109    $      284,327    $     290,794

COST OF SALES .......................................           65,360           70,454           203,257          212,493
                                                        --------------    -------------    --------------    -------------
    Gross profit ....................................           27,139           23,655            81,070           78,301
                                                        --------------    -------------    --------------    -------------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..............           13,200           14,355            40,108           41,421
  Administrative and general ........................            5,328            5,348            16,153           16,604
  Restructuring and other charges ...................                             1,435                              1,435
                                                        --------------    -------------    --------------    -------------
    Total costs and expenses ........................           18,528           21,138            56,261           59,460
                                                        --------------    -------------    --------------    -------------
    Income from operations ..........................            8,611            2,517            24,809           18,841

OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities .............                                                                1,066
  Interest income ...................................              281              320               785              899
  Interest expense ..................................             (118)            (368)             (406)          (1,001)
  Equity in earnings of unconsolidated affiliates ...              571              590             1,774            1,420
  Other (expense), net ..............................             (522)            (488)           (1,503)          (1,239)
                                                        --------------    -------------    --------------    -------------
    Total other income ..............................              212               54               650            1,145
                                                        --------------    -------------    --------------    -------------
    Income before income taxes and
       minority interests ...........................            8,823            2,571            25,459           19,986

INCOME TAX EXPENSE ..................................            2,664              757             6,708            5,965

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES .......................               84               14               166              107
                                                        --------------    -------------    --------------    -------------
NET INCOME ..........................................   $        6,075    $       1,800    $       18,585    $      13,914
                                                        ==============    =============    ==============    =============


    Earnings per share:
        Basic .......................................   $         0.43    $        0.13    $         1.32    $        0.99
        Diluted .....................................             0.43             0.13              1.31             0.98

    Weighted average common shares outstanding:
         Basic ......................................           14,084           14,040            14,059           14,082
         Diluted ....................................           14,271           14,166            14,188           14,182

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                           -------------------------------
                                                                           MARCH 31, 2002    APRIL 1, 2001
                                                                           --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................   $       18,585    $     13,914
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .................................            5,561           5,120
         Deferred income taxes .........................................            1,946            (622)
         Restructuring and other charges ...............................                            1,397
         Gain on disposition of assets .................................              (33)         (1,079)
         Equity in earnings of unconsolidated affiliates ...............           (1,774)         (1,420)
         Change in assets and liabilities:
              Accounts receivable, net .................................            2,394          (4,419)
              Inventories ..............................................           (1,617)         (1,207)
              Prepaid expenses .........................................           (2,424)           (249)
              Other assets .............................................           (3,786)            584
              Accounts payable and accrued liabilities .................           (2,926)         (7,142)
              Income taxes payable .....................................             (181)           (275)
              Other noncurrent liabilities .............................               20              (3)
              Minority interests .......................................             (257)           (245)
                                                                           --------------    ------------
                 Net cash provided by operating activities .............           15,508           4,354
                                                                           --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment .........................           (6,557)         (8,170)
    Proceeds from disposals of property, plant and equipment ...........               86              71
    Investment by joint venture partner ................................                              489
    Proceeds from sale of marketable securities ........................                            1,293
    Decrease in due to affiliates ......................................             (148)           (152)
                                                                           --------------    ------------
                 Net cash used in investing activities .................           (6,619)         (6,469)
                                                                           --------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt .............................           (4,000)          9,176
    Additions to long-term debt ........................................            1,604           1,476
    Repayments of long-term debt .......................................           (1,552)         (1,606)
    Dividends paid .....................................................           (6,812)         (6,210)
    Repurchases of common stock ........................................                           (1,986)
    Sales of common stock ..............................................            1,027             420
    Collection of employee discount on stock ...........................              100              51
                                                                           --------------    ------------
                 Net cash provided by (used in) financing activities ...           (9,633)          1,321
                                                                           --------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS ...................................................             (481)           (601)
                                                                           --------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS ..................................           (1,225)         (1,395)
CASH AND CASH EQUIVALENTS, beginning of period .........................           14,990          13,528
                                                                           --------------    ------------
CASH AND CASH EQUIVALENTS, end of period ...............................   $       13,765    $     12,133
                                                                           ==============    ============
CASH PAID DURING THE PERIOD FOR:
    Interest ...........................................................   $          494    $        999
    Income taxes .......................................................            6,908           7,501

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

2.       Earnings per Share

                  Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                   Three Months Ended                Nine Months Ended
                             ------------------------------   ------------------------------
                             March 31, 2002   April 1, 2001   March 31, 2002   April 1, 2001
                             --------------   -------------   --------------   -------------
Basic                                14,084          14,040           14,059          14,082
Stock options                           187             126              129             100
                             --------------   -------------   --------------   -------------
Diluted                              14,271          14,166           14,188          14,182
                             ==============   =============   ==============   =============

Anti-dilutive stock option
  shares excluded in
  the above
  calculation                           418             462              438             467
                             ==============   =============   ==============   =============

3.       Inventories

                  Inventories were composed of the following:


                     March 31, 2002   July 1, 2001
                     --------------   ------------
Raw materials        $       10,543   $      8,031
Work in process                  79             17
Finished goods               29,145         30,667
Packaging supplies            6,686          6,331
                     --------------   ------------
          Total      $       46,453   $     45,046
                     ==============   ============

4.       Comprehensive Income

                  The components of comprehensive income were as follows:

                                      Three Months Ended                 Nine Months Ended
                                -------------------------------    -------------------------------
                                March 31, 2002    April 1, 2001    March 31, 2002    April 1, 2001
                                --------------    -------------    --------------    -------------
Net income                      $        6,075    $       1,800    $       18,585    $      13,914

Other comprehensive income:
 Unrealized gains on
  marketable securities,
  net of tax:
   Realized (gains)
    reclassified to net
    income                                                                                    (693)
   Unrealized gains (losses)                (2)             (79)               (1)             112
 Unrealized gains (losses)
  on derivative financial
  instruments                              102              (90)             (112)              45
 Foreign currency translation
  adjustment                              (343)          (1,137)             (969)          (1,718)
                                --------------    -------------    --------------    -------------
Total comprehensive income      $        5,832    $         494    $       17,503    $      11,660
                                ==============    =============    ==============    =============

5.       Segment Information


                                     Three Months Ended                 Nine Months Ended
                              -------------------------------    -------------------------------
                              March 31, 2002    April 1, 2001    March 31, 2002    April 1, 2001
                              --------------    -------------    --------------    -------------
Net sales
  Domestic                    $       60,861    $      60,809    $      186,197    $     185,608
  Europe                              11,185           12,375            35,592           41,115
  Central America                     20,453           20,925            62,538           64,071
                              --------------    -------------    --------------    -------------
    Total consolidated        $       92,499    $      94,109    $      284,327    $     290,794
                              ==============    =============    ==============    =============

Income:
 Operating income
  Domestic                    $        8,829    $       3,979    $       24,345    $      20,237
  Europe                                 666           (1,454)            1,304           (1,129)
  Central America                      1,925            2,444             7,159            7,479
                              --------------    -------------    --------------    -------------
    Total operating income            11,420            4,969            32,808           26,587
  General corporate expense           (2,809)          (2,452)           (7,999)          (7,746)
                              --------------    -------------    --------------    -------------
    Income from operations             8,611            2,517            24,809           18,841
Interest expense                        (118)            (368)             (406)          (1,001)
Equity in earnings of
 unconsolidated affiliates               571              590             1,774            1,420
Other income (expense), net             (241)            (168)             (718)             726
                              --------------    -------------    --------------    -------------
 Income before income taxes
  and minority interests      $        8,823    $       2,571    $       25,459    $      19,986
                              ==============    =============    ==============    =============

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

                                      Three Months Ended April 1, 2001
                         -----------------------------------------------------------
                                                                        Advertising,
                             Net           Cost of         Gross        Selling and
                            Sales           Sales          Profit       Warehousing
                         ------------    ------------   ------------    ------------
As previously reported   $    104,045    $     70,404   $     33,641    $     24,341
Effect of change in
  accounting method
  for sales incentives         (9,936)             50         (9,986)         (9,986)
                         ------------    ------------   ------------    ------------
As restated              $     94,109    $     70,454   $     23,655    $     14,355
                         ============    ============   ============    ============

                                        Nine Months Ended April 1, 2001
                         -----------------------------------------------------------
                                                                        Advertising,
                             Net           Cost of         Gross        Selling and
                            Sales           Sales          Profit       Warehousing
                         ------------    ------------   ------------    ------------
As previously reported   $    316,516    $    212,361   $    104,155    $     67,275
Effect of change in
  accounting method
  for sales incentives        (25,722)            132        (25,854)        (25,854)
                         ------------    ------------   ------------    ------------
As restated              $    290,794    $    212,493   $     78,301    $     41,421
                         ============    ============   ============    ============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2002
                  COMPARED TO THREE MONTHS ENDED APRIL 1, 2001

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

                                                          Quarters Ended
                                       ------------------------------------------------------
                                                                   April 1, 2001
                                                        -------------------------------------
                                                                                   Previously
                                       March 31, 2002    Restated      Changes      Reported
                                       --------------   ----------   ----------    ----------
Net sales                              $       92,499   $   94,109   $   (9,936)   $  104,045
Cost of sales                                  65,360       70,454           50        70,404
                                       --------------   ----------   ----------    ----------
      Gross profit                             27,139       23,655       (9,986)       33,641
                                       --------------   ----------   ----------    ----------

Advertising, selling and warehousing           13,200       14,355       (9,986)       24,341
Administrative and general                      5,328        5,348                      5,348
Restructuring and other charges                              1,435                      1,435
                                       --------------   ----------   ----------    ----------
      Total costs and expenses                 18,528       21,138       (9,986)       31,124
                                       --------------   ----------   ----------    ----------

      Operating income                 $        8,611   $    2,517   $       --    $    2,517
                                       ==============   ==========   ==========    ==========

         For the three months ended March 31, 2002, sales decreased $1.6 million or 1.7% to $92.5 million from $94.1 million recorded for the same period last year. Increased volumes added $0.1 million to sales. A combination of selling price and product mix decreased sales $0.5 million and unfavorable foreign currency translation reduced sales by $1.2 million. Domestic rice sales of $59.6 million increased $0.6 million or 1.0% from the prior year sales of $59.0 million. In total, higher volumes increased sales $0.2 million and a further increase of $0.4 million was related to product mix. Sales from the Company's energy co-generation joint venture decreased $0.5 million or 30.4% due primarily to lower production volumes. Sales in Central America decreased $0.5 million or 2.3% to $20.4 million compared to $20.9 million in the prior year. In total, higher volumes increased sales by $0.3 million. A combination of price and product mix increased sales by $0.3 million and unfavorable currency translation reduced sales by $1.1 million. Sales of processed fruits and vegetables increased 2.7% over the same period last year and volumes for cookies and crackers increased 2.5%. In Europe, sales declined by $1.2 million or 9.6% to $11.2 million from $12.4 million last year. Lower unit volumes decreased sales by $0.8 million and a combination of lower selling prices and product mix reduced sales by $0.2 million. Unfavorable currency translation decreased sales by $0.2 million. Volumes declines reflected soft retail trading conditions and competitive pressures.

         Gross profit increased $3.5 million or 14.7% to $27.1 million from $23.6 million a year ago. As a percentage of sales, gross profit increased to 29.3% from 25.1%. In the domestic rice business, gross profit increased by $3.8 million primarily due to lower rice and energy costs and increased as a percentage of sales to 32.9% from 26.7% in the prior period. In Central America gross profit decreased $0.2 million or 3.1% to $6.2 million as a result of competitive market conditions and product mix. Gross profit as a percentage of sales in Central America decreased to 30.5% from 30.8% last year. In Europe, gross profit declined by $0.1 million or 8.2% but increased slightly as a percentage of sales to 11.0% from 10.8% last year. The reduced gross margin was directly related to lower sales.

         Advertising, selling and warehousing expenses declined $1.2 million to $13.2 million from $14.4 million in the same period last year. In this category, expenses declined $1.1 million in the domestic rice business and $0.4 million in Europe and increased $0.3 million in Central America. Expenses declined in the domestic rice business due primarily to lower warehousing costs and timing in media advertising and trade promotion campaigns. In Europe the reduction was primarily in selling expenses related to the restructuring of operations in the third quarter of the prior year. The restructuring was related to the European business and was initiated to adjust for a reduction in business resulting from the loss of two product line distributorships. In Central America these expenses increased $0.4 million due to competitive market conditions in the region.

         Administrative and general expenses of $5.3 million were even with the prior year. An increase in general corporate expense of $0.4 million was offset by a similar reduction of $0.4 million in European operations as a result of the restructuring.

         Income from operations increased $6.1 million to $8.6 million from $2.5 million in the same period last year. As a percentage of sales, operating income increased to 9.3% from 2.7% last year. Operating income in the domestic rice business increased by $4.9 million or 127.2% to $8.8 million. This increase was a combination of the $3.8 million increase in gross profit and reduction in advertising, selling and warehousing expenses discussed above. In Central America, operating income decreased by $0.5 million or 21.2% to $1.9 million as a result of the decline in gross profit and increase in advertising, selling and warehousing expense. Operating income for European operations increased $2.1 million to $0.7 million. During the third quarter of the prior year the Company recorded a pre-tax charge of $1.4 million in continuing operations for restructuring and other charges related to its European operations in the U.K. The charges were for restructuring and other activities related to work-force reductions and downsizing operations. The charges included $0.4 million for redundancy payments for employee termination benefits, $0.6 million for excess facility costs and $0.4 million for equipment and other asset write-downs. Excluding the restructuring charge in the prior period, operating income increased $0.7 million. The improvement in operating profit reflects the benefits resulting from the restructuring and is divided about evenly between a continuing reduction in operating expenses and a favorable one-time adjustment to pension expense. As a percentage of sales operating income was 6.0% as compared to negative 11.8% (0.0% excluding restructuring charges) in the prior period.

         Equity in the earnings of unconsolidated affiliates and other expense were about the same as reported in the prior year at $0.6 million and $0.5 million respectively. The Company recorded $0.2 million in net interest income for the current period compared to a minimal net interest expense in the same period last year.

         Tax expense increased $1.9 million to $2.7 million in the current year primarily as a result of the increase in income before income taxes. The effective tax rate was 30.2% in the current period compared to 29.4% last year. The rate is below the statutory rate due to energy tax credits from the Company's energy co-generation joint venture and foreign earnings subject to tax rates that are lower than U. S. federal statutory rates.

         Net income for the current quarter was $6.1 million compared to $1.8 million for the same quarter last year and diluted earnings per share were $0.43, as compared to $0.13 in the prior year.

                        NINE MONTHS ENDED MARCH 31, 2002
                  COMPARED TO NINE MONTHS ENDED APRIL 1, 2001

         The results of operations for the nine months ended March 31, 2002 include $0.9 million, or $0.06 per diluted share, reduction in tax expense due to the favorable resolution of a foreign tax matter. The matter involved investment tax credits related to the capital investments made by the Company in Fiscal 1997. The Company did not record the benefit attributable to these credits while their availability was uncertain; however, the matter has now been resolved in favor of the Company. Additional credits totaling $1.4 million applicable to capital investments made by the Company in Fiscal 1998 are still pending resolution. If no action is taken by the local taxing authorities before December 31, 2002 the statute of limitations will expire and the Company will record a corresponding benefit.

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

                                                         Nine Months Ended
                                       ------------------------------------------------------
                                                                   April 1, 2001
                                                        -------------------------------------
                                                                                   Previously
                                       March 31, 2002    Restated      Changes      Reported
                                       --------------   ----------   ----------    ----------
Net sales                              $      284,327   $  290,794   $  (25,722)   $  316,516
Cost of sales                                 203,257      212,493          132       212,361
                                       --------------   ----------   ----------    ----------
      Gross profit                             81,070       78,301      (25,854)      104,155
                                       --------------   ----------   ----------    ----------

Advertising, selling and warehousing           40,108       41,421      (25,854)       67,275
Administrative and general                     16,153       16,604                     16,604
Restructuring and other charges                              1,435                      1,435
                                       --------------   ----------   ----------    ----------
      Total costs and expenses                 56,261       59,460      (25,854)       85,314
                                       --------------   ----------   ----------    ----------

      Operating income                 $       24,809   $   18,841   $       --    $   18,841
                                       ==============   ==========   ==========    ==========


         Sales declined $6.5 million or 2.2% to $284.3 million in the nine-month period ended March 31, 2002 versus $290.8 million for the same period of the previous year. Higher volumes increased sales $0.9 million while a combination of price and sales mix decreased sales by $3.7 million. Unfavorable currency translation reduced sales by $3.7 million. Domestic rice sales of $182.9 million increased $0.7 million or 0.4% from the prior year sales of $182.2 million. In total, higher volumes increased sales $3.9 million and a decline of $3.2 million was related to price and product mix. Sales from the Company's energy co-generation joint venture decreased by $0.2 million. Higher volumes increased sales by $0.9 million while lower energy prices reduced sales $1.1 million. Sales by the Company's Central American operations decreased $1.5 million or 2.4% to $62.5 million. Volumes in cookie and cracker products decreased by 1.0% and volumes of fruit nectar and juice products increased 2.4%. In total, volumes did not have an effect on total sales. A combination of pricing and product mix added $1.6 million and unfavorable currency translation reduced sales by $3.1 million. Sales by the Company's European operations decreased $5.5 million or 13.4% to $35.6 million. Lower volumes decreased sales by $4.0 million. Lower prices due to more competitive markets reduced sales by $0.9 million and unfavorable foreign currency exchange decreased sales $0.6 million.

         Gross profit increased $2.8 million or 3.5% to $81.1 million in the nine-month period from $78.3 million in the same period of the previous year. As a percentage of sales, gross profit increased to 28.5% in the current period versus 26.9% last year. Gross profit increased $2.8 million in domestic rice operations primarily due to lower rice and energy costs and product mix. Gross profit in the domestic co-generation operations decreased $0.2 million due to reduced energy prices and higher maintenance costs. In Central America, gross profit increased $0.8 million or 4.3% over the prior year as a result of improved operating efficiencies. As a percentage of sales, gross profit in Central America increased to 31.9% from 29.8%. Gross profit decreased by $0.6 million in Europe due to lower volumes resulting from soft retail trading conditions and competitive markets.

         Advertising, selling and warehousing expenses of $40.1 million were down $1.3 million from the prior year. A decrease of $1.5 million in the domestic rice business and $0.8 million in Europe was offset by an increase of $1.0 million in Central America. Expenses in Central America increased due to the market conditions and increased costs of expanding distribution.

         Administrative and general expenses decreased by $0.5 million or 2.7% to $16.2 million from $16.6 million in the prior period. An increase in general corporate expense of $0.3 million was offset by a reduction of $0.8 million in European operations. Administrative expenses were reduced in Europe as a result of the restructuring undertaken in the third fiscal quarter of the previous year. The restructuring was initiated to adjust for a reduction in business resulting from the loss of two product line distributorships.

         Income from operations increased $6.0 million to $24.8 million from $18.8 million in the same period last year. As a percentage of sales operating income increased to 8.7% from the prior year's 6.5%. Operating income in the domestic rice business increased by $4.3 million or 21.6% to $24.5 million. This increase was a combination of the $2.8 million increase in gross profit and reduction in advertising, selling and warehousing expenses of $1.5 million discussed above. In Central America, operating income decreased by $0.3 million or 4.3% to $7.2 million as a result of an increase in advertising, selling and warehousing expense. Operating income for European operations increased $2.4 million to $1.3 million. During the third quarter of the prior year the Company recorded a pre-tax charge of $1.4 million in continuing operations for restructuring and other charges related to its European operations in the U.K. The charges were for restructuring and other activities related to work-force reductions and downsizing operations. The charges included $0.4 million for redundancy payments for employee termination benefits, $0.6 million for excess facility costs and $0.4 million for equipment and other asset write-downs. Excluding the restructuring charge in the prior period, operating income increased $1.0 million. The improvement in operating profit reflects the benefits resulting from the restructuring and is divided about evenly between a continuing reduction in operating expenses and a favorable one-time adjustment to pension expense. As a percentage of sales, operating income increased to 3.7% from a negative 2.7% (0.8% excluding restructuring charges) last year.

         The Company did not realize any gains from the sale of marketable securities while in the prior year gains totaling $1.1 million were recorded. The Company recorded $0.4 million in net interest income while in the prior year it recorded $0.1 million in net interest expense. This improvement resulted from improved cash flow in the current year. Equity in earnings of unconsolidated affiliates increased $0.4 million from the prior year to $1.8 million. The Company recorded increased earnings from its equity interest in the rice flour milling business and the Belgian and German rice milling businesses. Other expense increased by $0.3 million to $1.5 million from $1.2 million in the prior year.

         Tax expense increased $0.7 million to $6.7 million in the current year. The effective tax rate was 26.3% in the current period compared to 29.8% last year. The rate in the current year is lower than the prior year due to the resolution of a foreign tax matter resulting in a $0.9 million credit recorded in the second fiscal quarter of the current year. Also, the rate is below the statutory rate due to energy tax credits from the Company's energy co-generation joint venture and foreign earnings subject to tax rates that are lower than U.
S. federal statutory rates.

         Net income for the nine-month period was $18.6 million up 33.6% compared to $13.9 million for last year. Diluted earnings per share were $1.31 versus $0.98 last year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $15.5 million for the nine months ended March 31, 2002, which was $11.1 million more than last year. Higher net income provided $4.7 million and non-cash charges for depreciation and amortization added an additional $0.4 million. An increase in deferred income taxes provided $1.9 million which was $2.6 million more than the prior year. A small gain on the disposition of assets of less than $0.1 million was $1.0 million less than in the same period last year when the Company realized a gain from the sale of marketable securities. Equity in earnings of unconsolidated affiliates increased by $0.4 million. Cash invested in working capital of $4.8 million was $8.5 million less than the $13.3 million invested in the prior period.

         Cash used in investing activities increased $0.1 million from $6.5 million in the same period in the prior year. Purchases of property, plant and equipment totaled $6.6 million, which was $1.6 million less than purchases in the same period last year. Proceeds from the sale of marketable securities decreased $1.3 million. In the prior year, an additional investment of $0.5 million was received from the Company's partner in the energy co-generation joint venture.

         Cash used in financing activities totaled $9.6 million in the nine months ended March 31, 2002, which was $11.0 million more than last year. During the current period the Company did not repurchase any shares of its common stock. In the prior year the Company repurchased 114.2 thousand shares at a cost of $2.0 million. In the current period $3.9 million was used to repay loans whereas in the prior year $9.0 million was provided by net borrowings. Dividend payments in the period ended March 31, 2002 were $6.8 million, up from $6.2 million paid in the same period last year.

         During the current fiscal year, the Company became a co-guarantor of a term loan made by a foreign bank to its unconsolidated affiliate, Herto N.V., a Belgian company engaged in the manufacture and sale of rice cakes. The terms of the loan agreement provide for a maximum credit available to Herto N.V. of E7.5 million (or $6.5 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of E7.5 million.
The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. which provides that the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee.

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

ACCOUNTING POLICIES

         In response to recent guidance from the Securities and Exchange Commission regarding critical accounting policies, the Company would refer you to its last Annual Report on Form 10-K for the year ended July 1, 2001 for a description of significant accounting policies.

         As a result of the SEC's recent guidance, the Company expands the description of its policy, which has not changed, regarding revenue recognition to read as follows:

         "The Company records sales at the time risk of ownership passes to the customer which usually coincides with shipment to trade customers. On certain export shipments from the U.S. where customers require the Company to assume the risk of loss until delivery, risk transfer does not occur until the goods arrive at the customer's destination. In this case, the Company tracks such sales separately and sales are not recorded until the shipment reaches its destination."

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of March 31, 2002 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2001.

         The Company utilizes rough rice futures contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. At March 31, 2002, the Company had outstanding futures contracts to purchase $0.7 million of rough rice. Losses deferred in these rough rice instruments at March 31, 2002 were $0.1 million. The information below presents the Company's rough rice futures positions outstanding as of March 31, 2002.


                                                      Expected Maturity
                                                         Fiscal 2002
                                                      -----------------
Rice futures contracts (long positions):
       Contract volumes (cwt)                                154,000
       Weighted average contract price (per cwt)        $       4.47
       Contract amount                                  $    685,000
       Weighted average fair value (per cwt)            $       3.72
       Fair value                                       $    573,000

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

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 15, Letters from Arthur Andersen LLP dated April 22, 2002, regarding unaudited financial statements.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RIVIANA FOODS INC.


Dated: May 1, 2002                     By:  /s/ E. Wayne Ray, Jr.
                                            ---------------------
                                            E. Wayne Ray, Jr.
                                            Vice President, Chief Financial
                                            Officer and Chief Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
15       Letters from Arthur Andersen LLP dated April 22, 2002, regarding unaudited financial statements