Form 10-K
period 2002-06-30
RIVIANA FOODS INC /DE/
filed 2002-09-16
CIK 934650

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



             FOR THE FISCAL YEAR ENDED JUNE 30, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-25294
                               RIVIANA FOODS INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                        76-0177572
            (State of Incorporation)                   (I.R.S. Employer Identification No.)

               2777 ALLEN PARKWAY
                 HOUSTON, TEXAS                                     77019-2141
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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 29, 2002 the aggregate market value of Registrant's voting stock held by non-affiliates of Registrant was approximately $145,687,000.

     The number of shares of Common Stock of Registrant, par value $1.00 per share, outstanding at August 29, 2002 was 14,184,656.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be held October 16, 2002 (the "Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Riviana Foods Inc. ("Riviana", the "Company", or the "Registrant") was incorporated on January 31, 1986. The Company's predecessors date back to 1911 when Frank A. Godchaux began the amalgamation of 25 rice mills in southwest Louisiana.

     Riviana processes, markets and distributes rice products in the United States, cookies, crackers, fruit juices, nectars and drinks, and processed fruits and vegetables in Central America, and rice and other food products in Europe. For fiscal 2002, the Company's domestic operations accounted for approximately 65% and 73% of net sales and operating income before general corporate expenses, respectively, and operations in Central America and Europe accounted for approximately 22% and 13% of net sales and 23% and 4% of operating income before general corporate expenses, respectively.

     Riviana's domestic operations consist primarily of sales of retail branded and private label rice products, sales of rice products to retail food service chains and to major food processors, sales of rice by-products to industrial users and exports of branded and value-added rice products to Puerto Rico and a number of international markets.

     By volume, Riviana is the largest seller of retail branded and private label rice products in the United States, offering a variety of products in each of the retail rice industry's four categories: dried rice (milled white and parboiled rice), instant rice (rice that cooks in 10 minutes or less), easy-to-prepare, flavored rice mixes (specialty mixes) and brown rice.

     The Company's domestic sales by hundredweight ("cwt") of retail rice products have grown at a compound annual rate of 2% from fiscal 1998 to 2002. The Company believes its consistent growth has resulted from its longstanding national presence and reputation for quality, and its ability to develop and market easy-to-prepare, value-added instant and specialty mix products.

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
                      U.S.

     Riviana also markets a variety of easy-to-prepare, flavored rice mixes under the Mahatma(R), Carolina(R) and Success(R) brand names, including Mahatma(R) brand Saffron Yellow Rice, Red Beans & Rice, Spanish Rice, Black Beans & Rice, Spicy Saffron Yellow Rice, Nacho Cheese Rice, Long Grain & Wild Rice, Broccoli & Cheese Rice and Beef Rice, Carolina(R) brand Saffron Yellow Rice, Black Beans & Rice, Pilaf Rice, Long Grain & Wild Rice, Chicken Rice and Spanish Rice and Success(R) brand Saffron Yellow Rice, Brown & Wild Rice, Broccoli & Cheese Rice, Red Beans & Rice, Grilled Chicken & Broccoli Rice and Cheesy Rice.

     In addition to its branded products, the Company supplies a full range of private label rice products -- dried rice, instant rice, rice mixes and brown rice -- to numerous food retailers, including 42 of the top 50 retailers in the United States. In July 1998, the Company also began marketing and distributing retail rice products in the United States, the Bahamas and U.S. military commissaries for Riceland Foods, Inc., with whom it also participates in rice flour milling and co-generation projects.

     The Company supplies parboiled and instant rice in bulk to a number of the nation's major food processors for use as an ingredient in other food products. The Company markets a range of foodservice products, principally instant rice, parboiled rice, and rice mixes, to several of the top restaurant chains and foodservice companies in the United States. Additionally, the Company sells bulk rice and rice by-products to industrial users.

     Riviana exports brand name and value-added rice products to Puerto Rico and a number of foreign countries. The Company's Puerto Rican brands, El Mago(R), Sello Rojo(R) and Mahatma(R), represent approximately 22% of the total Puerto Rican retail rice market, where per capita rice consumption is approximately five times the United States level. The Company also exports brand name and private label rice products to Canada, Mexico, Central America and countries in the Caribbean, Europe, Africa and the Middle East.

     In Central America, the Company operates as one of the largest manufacturers of cookies and crackers and one of the largest processors of fruits and vegetables through Pozuelo, S.A. ("Pozuelo") and Alimentos Kern de Guatemala, S.A. ("Kern"). In cookies and crackers, Costa Rica is the largest market, followed by Guatemala and El Salvador. In processed fruits and vegetables, the Company produces a wide variety of products, including fruit nectars and juices, fruit drinks, tomato products and refried beans. These products are sold principally in Central America with the largest markets being Guatemala, Costa Rica and El Salvador. Exports, including refried beans exported to the United States, represent a part of the Central American business. Many of the Company's primary brand name products are market leaders in Central America in their respective categories.

     The Central American segment accounted for approximately 22% of net sales and 23% of operating income before general corporate expenses in fiscal 2002.

     In Europe, the Company is a distributor of rice and other food products through its subsidiary, Stevens & Brotherton Ltd. ("S&B") and a major rice miller, marketer and distributor of rice products through its subsidiary, N & C Boost N.V. ("N&C"). S&B, a United Kingdom subsidiary, distributes a variety of brand name and private label products including rice and canned fruits and vegetables to retail, wholesale, foodservice and industrial customers. The products distributed by S&B are all produced by other manufacturers and generate a lower gross profit margin than other Riviana operations.

     N&C, a Belgian subsidiary, competes in the continental European rice market through its management of Boost Nutrition C.V. in Belgium and its subsidiary, Euryza Reis GmbH in Germany, (collectively "Boost"). Boost is accounted for as an unconsolidated affiliate and is jointly owned by N&C and the Herba Rice Division of Ebro Puleva, S.A. ("Herba"). The Boost joint ownership agreement provides that each party has certain rights to buy the other's interest or require the other to buy its interest. N&C and Herba also each own a one-third interest in Herto N.V., a major European rice cake manufacturer.

     The Company's European operations accounted for approximately 13% of net sales and 4% of operating income before general corporate expenses in fiscal 2002.

     Financial segment information by geographic area for the most recent three fiscal years is set forth in Item 8, Note 13, "Segment information."

     The Company is exposed to certain political, economic and other risks inherent in doing business abroad, including exposure to currency exchange rate fluctuations, currency exchange restrictions, potentially unfavorable changes in tax or other laws, partial or total expropriation, and the risks of war, terrorism and other civil disturbances. Additional information related to this matter is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's strategies for minimizing the effect of currency rate fluctuations are to borrow in local currencies, denominate accounts receivable in local currencies and hedge certain short-term foreign product procurement commitments with specific currency exchange contracts. Currency rate fluctuations have not materially impacted the historical results of operations. The functional currencies of the Company's foreign subsidiaries are the local currency of each subsidiary.

     The Company has a large customer base that includes retail supermarket chains, wholesalers, industrial ingredient users, restaurant chains, breweries and other food processors. No customer, domestic or international, accounted for more than 4% of the Company's consolidated revenues in fiscal 2002.

     In the United States, the Company supports its branded business primarily with regional media advertising and trade and consumer promotions, including significant coupon and product tie-in programs. These programs are coordinated by the Company's marketing and sales departments through seven regional managers and a national network of food brokers.

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

     The Company buys and mills rough rice from a variety of farm sources, primarily in Arkansas and Louisiana. No single source accounts for more than 9% of rough rice purchases. In addition to milling rice in its own facilities, the Company purchases approximately 33% of its rice requirements from companies primarily in the United States that mill the rice to the Company's specifications. In fiscal 2002, 85% of the Company's milled rice purchases were from one supplier, Riceland Foods, Inc. ("Riceland"), an unrelated third party. In addition to these rice purchases, the Company is a joint venture partner with Riceland in rice flour processing and co-generation of power from the gasification of rice hulls. See Notes to Consolidated Financial Statements, Note 1, "Organization and nature of business." The Company believes adequate alternative sources of supply are readily available, and all purchase transactions are compared to published market price data and competitive quotes from more than one supplier before entering into a purchase contract.

     The Company's competitive position depends largely on continued consumer brand loyalty and its ability to introduce and gain customer acceptance for new products. The Company competes with three major industry leaders and with several regional competitors on the basis of price, quality, brand name recognition, availability of products and product innovation.

     The Company is the industry leader in sales of branded rice measured by volume. The Quaker Oats Company is the largest seller of branded rice in the industry measured in dollars with its rice brands, Rice-A-Roni and Near East. Mars, Incorporated, through its subsidiary, Uncle Ben's, Inc., is the largest seller of parboiled rice. Kraft Foods Inc. produces the leading brand of instant rice, Minute.

     The Company's Central American subsidiaries have local competitors, some of which are affiliated with multinational companies. New competition has come from an influx of international brands imported from the United States, Mexico and South America attributable largely to declining import duties in Central America.

     In Belgium and Germany, Boost competes with branded products from Masterfoods (a division of Mars, Incorporated) and Kraft Foods Inc. as well as branded products packaged by other European millers and processors. In the United Kingdom, S&B competes with European rice millers, including mills in the United Kingdom, from which it also purchases rice, for its share of the rice market. In the private label market for products other than rice, S&B competes with importers representing worldwide manufacturing operations that process fruits, vegetables and other food products.

     Although the Company is not involved in rice farming, certain government regulations affecting United States rice farmers have an impact on the Company's cost of raw materials. Substantially all rice grown in the United States is influenced by government programs.

     In May 2002, the Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") was enacted to replace the Federal Agriculture Improvement and Reform Act of 1996. The 2002 Farm Bill provides for the continuation of direct decoupled payments for the 2002 through 2007 crop years. The payment base remains at 85 percent of contract acreage, and the direct decoupled payment for rice is set at $2.35 per cwt. Producers may elect to update base acres and yields. The 2002 Farm Bill maintains the marketing loan and loan deficiency structure with the use of generic certificates, contains a new counter-cyclical program, and maintains planting flexibility, enabling farmers to plant different crops other than rice as market conditions warrant. The 2002 Farm Bill sets payment limitations at $40,000 for direct decoupled payments, $65,000 for counter-cyclical payments, and $75,000 for marketing loan gains. Current provisions regarding husband and wife and the three entity rule are retained and a new means test provision will become effective for the 2003 crop. The 2002 Farm Bill currently complies with the World Trade Organization commitments, but gives the Secretary of Agriculture the authority to scale back payments if the United States gets close to the $19.1 billion cap for trade-distorting payments.

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

     The manufacture and marketing of the Company's products are subject to regulation in the United States by federal regulatory agencies including the Environmental Protection Agency, the Occupational Safety and Health Administration, the Food and Drug Administration ("FDA"), and by various state and local authorities. The FDA also regulates the labeling of the Company's products. The Company's operations outside the United States are subject to similar regulation in a number of countries. Compliance with existing requirements of such governmental bodies has not materially affected the Company's capital expenditures, earnings or competitive position.

     The Company's brands are protected by numerous trademark registrations in the United States and foreign jurisdictions. The Company believes that its registered trademarks have significant value, and are adequate to protect the brand names significant to its business.

     As of August 15, 2002, the Company employed approximately 2,864 employees, 22% of whom were covered by collective bargaining agreements. In Houston, Texas, the Company is a party to collective bargaining agreements with General Drivers, Warehousemen and Helpers Teamsters Local Union No. 968, covering 270 employees. In Memphis, Tennessee, the Company is a party to a collective bargaining agreement with Teamsters Local Union No. 1196 covering 100 employees. In Guatemala, Kern is a party to a collective bargaining agreement with a local union covering 253 employees. The Company believes its labor relations are good.

ITEM 2.  PROPERTIES

     The following table lists the Company's principal properties, all of which are owned unless otherwise indicated.

                                                                                  SQUARE
LOCATION                                        NATURE OF FACILITY                FOOTAGE
--------                                        ------------------                -------
Houston, Texas...................  Processing, packaging, technical center,       170,600
                                   warehouse
Houston, Texas(1)................  Corporate headquarters                          52,100
Abbeville, Louisiana.............  Processing, packaging, warehouse               137,200
Memphis, Tennessee...............  Packaging, warehouse                            99,700
Carlisle, Arkansas...............  Processing                                      94,880
Jonesboro, Arkansas(1)...........  Operations, gasification, storage for rice       6,000
                                   hulls
Stuttgart, Arkansas(1)...........  Operations, gasification, storage for rice      36,705
                                   hulls
Edison, New Jersey(1)............  Warehouse                                       99,902
Clearbrook, Minnesota............  Processing, packaging, warehouse                27,440
Orpington, England(1)............  Trading office                                  11,100
Bristol, England(2)..............  Distribution                                   210,000
San Jose, Costa Rica.............  Production, packaging, warehouse               257,000
Guatemala City, Guatemala........  Production, packaging, warehouse               267,000
San Salvador, El Salvador(1).....  Distribution, warehouse                         28,000
Managua, Nicaragua(1)............  Distribution, warehouse                         22,600

---------------

(1) Leased facility.

(2) Contracted space and services.

     In addition to the properties listed in the table, the Company owns seven drying and storage facilities strategically located in the rice growing region of the southeastern United States, and leases warehouse facilities in Houston and Memphis.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time subject to claims and suits arising in the ordinary course of business. The Company is not currently a party to any proceeding which, in management's opinion, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended June 30, 2002, no matter was submitted to a vote of the stockholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the Company's common stock is set forth in Item 8,
Note 11, "Capital stock", and Note 14, "Unaudited quarterly financial data."

     On August 23, 2002, the Board of Directors declared a quarterly cash dividend of $0.165 per common share payable October 8, 2002 to stockholders of record on September 10, 2002.

     The Company has a continuing stock repurchase program. The program authorizes the repurchase of up to 3,000,000 shares of the Company's common stock from time to time. As of August 30, 2002, the Company had repurchased 2,022,246 shares. The Company expects to finance any future repurchases from working capital, unused short-term credit lines and cash flow from operations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table represents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1998 through 2002. Net sales for fiscal years 1998 through 2000 have been restated to reflect the adoption as of July 1, 2001, of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue Nos. 00-14 and 00-25. See Item 8, Footnote 2, "Summary of significant accounting policies: Changes in accounting principles" for additional information. All amounts are in thousands except per share data.

                                            2002       2001       2000       1999       1998
                                          --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
  Net sales.............................  $375,064   $381,999   $402,965   $434,291   $428,305
  Net income............................    25,245     19,242     25,101     24,255     22,590
  Earnings per share:
     Basic..............................      1.79       1.37       1.74       1.62       1.44
     Diluted............................      1.77       1.36       1.73       1.60       1.42
BALANCE SHEET DATA (AT END OF YEAR):
  Total assets..........................  $222,714   $208,293   $209,115   $200,204   $205,328
  Short-term debt and Current maturities
     of long-term debt..................       859      4,816      5,900      1,973      2,705
  Long-term debt, net of current
     maturities.........................     1,537      1,462      1,462      1,390      1,861
  Total debt............................     2,396      6,278      7,362      3,363      4,566
  Stockholders' equity..................   159,030    140,834    134,931    130,377    137,744
  Dividends paid per share..............      0.65       0.60       0.53       0.47       0.42

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.

GENERAL

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business. Both fiscal 2002 and fiscal 2001 covered 52 weeks of operations whereas fiscal 2000 covered 53 weeks of operations.

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

     Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the Company's results of operations or financial position for the three fiscal years ended June 30, 2002. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations or financial position of the Company's units located in that region because the Company has generally been able to pass on cost increases to its customers.

     The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

ACCOUNTING POLICIES

     The following accounting policies are integral to understanding the financial statements contained herein reporting the operating results and financial position of the Company for the year ended June 30, 2002 with comparative results for the previous year. For additional accounting policies, see Item 8, Note 2, "Summary of significant accounting policies."

  ACCOUNTING ESTIMATES AND ASSUMPTIONS

     Certain estimates and assumptions are used in preparing the financial statements presented herein and affect the reported amounts and disclosures. Estimates are used when accounting for certain consumer and trade promotions, depreciation and amortization, employee benefits contingencies and asset valuation allowances. For example, in determining the expense related to consumer coupons, the Company estimates the percentage of coupons that will be redeemed based on historical results for similar items. The Company is also subject to risks and uncertainties that could cause actual results to be different from estimated results such as changes in market conditions, competition, foreign exchange rates, legislation, accounting rules and litigation. Actual results could differ from those estimates. Those items are discussed in more detail in the section entitled "Forward Looking Information and Factors that May Affect Future Results."

  REVENUE RECOGNITION

     Sales are recognized at the time the risk of ownership passes to the customer. Generally this occurs when products are shipped to trade customers. On sales where the risk of ownership transfers upon delivery to the customer, sales are recorded when delivery occurs.

  SALES INCENTIVES

     Certain sales incentives such as coupons, rebates and free products which are offered to either the retail trade or the consumer are recorded as a reduction in sales revenue in accordance with recent accounting pronouncements at the later of either the date the related revenue is recorded or the date at which the sales incentive is offered.

  CASH DISCOUNTS

     An estimate of cash discounts offered to customers for early payment of sales invoices is recorded in the same period the related sales are recorded.

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     In the normal course of business the Company extends credit to its customers. The Company regularly reviews these accounts and makes a provision for amounts that may become uncollectible. The Company regularly evaluates accounts receivable and the allowance for doubtful accounts based on historical loss experience, specific problem accounts and general economic conditions in its geographic markets, and adjustments to the allowance are charged or credited to income. Although the Company believes the allowance is adequate to provide for potential uncollectible accounts at June 30, 2002, there is a possibility that actual losses will differ from the amount estimated.

  CONTINGENCIES

     The Company is subject to certain contingencies including but not limited to legal issues, and claims covering product liability, environmental, tax and employment matters. The Company records accruals for such contingencies based on its assessment of the probability of occurrence and an estimate of the potential liability. In arriving at the liability to be recorded, it considers past history, where applicable, and the available facts surrounding each issue. Reserves are provided if the Company thinks it likely that a taxing authority may take a sustainable position on a matter contrary to the position taken by the Company or one of its subsidiaries. See Item 8, Note 10, "Commitments and contingencies".

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Securities and Exchange Commission encourages the disclosure of forward-looking information in order for investors to better understand the Company and enable more informed investment decisions. From time-to-time the Company does make oral and written statements that contain forward-looking statements. The Company tries to identify such statements with the use of words such as "estimate", "expect", "project", "intend", "plan", "believe", and other similar terms.

     Factors that could cause actual results to differ materially are the following:

     - Changes in business, political and worldwide economic conditions

     - Competitive market activity

     - Change in product mix sold

     - Trade buying patterns

     - Litigation

     - Interest rate and foreign currency exchange rate fluctuations

     - Governmental laws and regulations including tax laws

     - Change in generally accepted accounting policies

     - Acts of God affecting manufacturing and distribution channels

     - Acquisitions, divestitures and restructurings

     The Company cannot guarantee that any forward-looking statement will be realized, but makes every effort to be prudent in its plans and assumptions. Should known or unknown risks materialize, or should underlying assumptions be inaccurate, actual results may vary materially from those estimated or projected.

     The Company does not undertake to publicly update forward-looking statements as a result of new information, future events or otherwise.

     This discussion of factors that could affect future results is not meant to be complete but instead is designed to highlight important factors that may impact the Company's future results.

RESULTS OF OPERATIONS

  FISCAL 2002 COMPARED TO FISCAL 2001

     For the fiscal year ended June 30, 2002 sales decreased $6.9 million or 1.8% to $375.1 million from $382.0 million for the previous fiscal year. Higher unit volumes increased sales $3.6 million while the combined effect of price and sales mix decreased sales by $6.2 million. Unfavorable currency translation reduced sales a further $4.3 million. In the domestic rice business sales of $239.7 million increased $0.5 million or 0.2% from the prior year sales of $239.2 million. Higher volumes were recorded across all sectors in the domestic rice business with the exception of the low-margin export/commodity and by-products sectors. In total, the increased volumes added $4.0 million in sales. Sales in the domestic rice business were negatively affected $3.5 million due to a combination of sales mix and pricing reflecting the competitive market conditions. Total retail unit volumes increased by 1.1% and non-retail unit volumes declined by 1.9% primarily due to competitive market conditions. Sales by the Company's energy co-generation joint venture decreased by $1.1 million due primarily to lower energy prices. Lower gas prices decreased sales $2.1 million and higher volumes increased sales by $1.0 million. Sales in Central America decreased $0.2 million or 0.2% to $83.8 million compared to $84.0 million in the prior year. Higher volumes were recorded in both fruit nectar and juice products and cookie and cracker product lines. In total, the increase in volumes added $2.8 million to sales. Price increases, primarily in cookie and cracker products increased sales by $1.2 million and unfavorable currency translation reduced sales by $4.2 million. In Europe, sales declined by $6.1 million or 11.6% to $46.9 million from $53.0 million in the prior year. Lower unit volumes decreased sales by $4.2 million. A combination of price and product mix reduced sales by $1.9 million and unfavorable currency translation decreased sales by $0.1 million.

     Gross profit increased $5.4 million or 5.3% to $107.9 million from $102.5 million a year earlier and increased as a percentage of sales to 28.8% from 26.8%. In the domestic rice business, gross profit increased $5.3 million or 7.6% to $75.8 million from $70.5 million in the same period in the prior year and increased as a percentage of sales to 31.7% from 29.5%. Gross profit increased primarily as a result of lower rice and energy costs. The domestic energy co-generation operations reported a loss at the gross profit level of $0.2 million versus a profit of $0.5 million in the prior year. The decline in gross profit resulted from the decline in sales related to lower gas prices. Gross profit in Central America improved by $1.3 million or 5.1% to $27.1 million and increased as a percentage of sales to 32.3% from 30.7% in the prior year. The increase in gross profit was due to product mix and lower production costs. In Europe gross profit decreased by $0.5 million or 10.1% to $5.2 million, but increased slightly as a percentage of sales to 11.0% from 10.8% in the prior year. The decrease in gross profit was due to lower sales volumes.

     Advertising, selling and warehousing expenses of $52.7 million were down $0.9 million from the prior year. A decrease of $1.3 million in the domestic rice business and $1.0 million in Europe was offset by an increase of $1.4 million in Central America. Expenses in Central America increased due to market conditions and increased costs of expanding distribution. In the domestic rice business, these costs were reduced primarily due to a lower spending level in promotional programs and media advertising. Selling expenses were also reduced by a lower level of bad debt expense. In Europe, the reduction in these expenses reflects the lower sales volumes of the restructured operations.

     Administrative and general expenses increased by $0.4 million or 1.6% to $21.7 million from $21.3 million in the prior period. An increase in general corporate expense of $0.8 million was offset by a reduction of $0.7 million in European operations. Administrative expenses were reduced in Europe as a result of the restructuring undertaken in the third fiscal quarter of the previous year. The restructuring was initiated to adjust for a reduction in business resulting from the loss of two product line distributorships. In Central America, administrative and general expenses increased by $0.2 million. This increase reflects normal inflationary increases.

     During the third quarter of fiscal 2001, the Company recorded a pre-tax charge of $1.4 million in continuing operations for restructuring and other charges related to its European operations in the United Kingdom. The charges were for activities related to work-force reductions and downsizing operations. The charges include $0.4 million for redundancy payments for employee termination benefits, $0.6 million for excess facility costs and $0.4 million for equipment and other asset write-downs. The $1.4 million liability originally recorded in accrued expenses has been reduced to $0.4 million as of June 30, 2002. The remaining liability primarily relates to long-term office and equipment leases.

     Operating income increased $7.4 million or 28.5% to $33.6 million from $26.2 million in the same period in the prior year. As a percentage of sales, operating income increased to 9.0% from 6.9% in the prior period. Operating income in the domestic rice business increased by $6.5 million or 25.3% to $32.7 million. The increase in operating profit resulted primarily from the $5.3 million increase in gross profit and lower advertising, selling and warehousing expenses of $1.3 million as discussed above and a small increase in general and administrative expense. In Central America, operating income decreased $0.3 million or 2.7% to $10.0 million. Higher advertising, selling and warehousing expenses of $1.4 million and a $0.2 million increase in administrative expenses more than offset the $1.3 million increase in gross profit. Operating income in Europe increased $2.6 million from the prior year's loss of $0.9 million to $1.7 million. The prior year was negatively impacted by the recording of a $1.4 million restructuring charge in the third fiscal quarter. Net of the restructuring charge, operating income increased by $1.2 million. Administrative, selling and warehousing expenses were lower in the current year by $1.0 million and administrative expenses were lower by $0.7 million as a result of the restructuring. Combined, these expense reductions more than offset the $0.5 million reduction in gross profit.

     Other income of $1.4 million decreased by $0.4 million from the prior year. In fiscal 2002 the Company recorded net interest income of $0.6 million as compared to net interest expense of $0.1 million in the prior year. The increase in interest income was primarily related to improved cash flow associated with the higher level of operating profit. Equity in the earnings of unconsolidated affiliates of $2.8 million was $0.6 million higher than the same period in the prior year due to record volumes at the Company's rice flour joint venture operation and earnings from its affiliate, Boost Nutrition. In the current period the Company recorded no gain from the sale of marketable securities while in the prior year $1.4 million was recorded. Other miscellaneous expenses increased by $0.3 million to $2.0 million.

     Income tax expense of $9.6 million reflected an increase of $1.2 million from the same period in the prior year due to the increase in income before tax. The effective rate decreased to 27.3% from 29.9% in the same period last year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate, the utilization of energy tax credits related to the Company's co-generation joint venture and the resolution of a foreign tax matter in the second fiscal quarter which resulted in reducing taxes by $0.9 million.

     Net income for fiscal 2002 increased $6.0 million or 31.2% to $25.2 million from $19.2 million in the prior fiscal year. Diluted earnings per share were $1.77, up from $1.36 in the prior period.

  FISCAL 2001 COMPARED TO FISCAL 2000

     Effective July 1, 2001 the Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives", and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These issues address the recognition, measurement and income statement classification of various types of sales incentives including discounts, coupons, rebates, free products and payments to retailers to obtain shelf space for products of the Company. The effect of these issues significantly impacted revenue and expense classifications but did not change reported operating income, net income or earnings per share. Accordingly, all periods presented have been restated to reflect this adoption.

     The following table summarizes the impact of this change in the method of accounting for sales incentives and other payments covered by the EITF Issues No. 00-14 and No. 00-25.

                                                              YEARS ENDED
                                            -----------------------------------------------
                                                                     JULY 2, 2000
                                                           --------------------------------
                                                                                 PREVIOUSLY
                                            JULY 1, 2001   RESTATED   CHANGES     REPORTED
                                            ------------   --------   --------   ----------
Net sales.................................    $381,999     $402,965   $(32,920)   $435,885
Cost of sales.............................     279,491      292,886        106     292,780
                                              --------     --------   --------    --------
  Gross profit............................     102,508      110,079    (33,026)    143,105
                                              --------     --------   --------    --------
Advertising, selling and warehousing......      53,602       54,692    (33,026)     87,718
Administrative and general................      21,320       21,442                 21,442
Restructuring and other charges...........       1,435
                                              --------     --------   --------    --------
  Total costs and expenses................      76,357       76,134    (33,026)    109,160
                                              --------     --------   --------    --------
  Operating income........................    $ 26,151     $ 33,945   $      0    $ 33,945
                                              ========     ========   ========    ========

     For the fiscal year ended July 1, 2001 sales decreased $21.0 million or 5.2% to $382.0 million from $403.0 million for the previous fiscal year. Lower volumes reduced sales $9.1 million and the combined effect of price and sales mix decreased sales by $3.7 million. Unfavorable currency translation reduced sales a further $8.2 million. In the domestic rice business sales of $239.2 million decreased $6.8 million or 2.8% from the prior year sales of $246.0 million. Lower unit volumes were recorded across all sectors in the domestic rice business with the exception of foodservice which increased by 12.7% and the low-margin by-products which increased by 21.8%. In total, lower unit volumes accounted for $1.9 million of the total $6.8 million decrease in sales. Total retail volumes declined by 1.2% and non-retail volumes declined by 2.5% primarily due to competitive market conditions. Sales in the domestic rice business were also negatively affected $4.9 million due to a combination of sales mix and pricing reflecting the competitive market conditions. The Company's energy co-generation joint venture increased sales $1.9 million due primarily to higher energy prices. Higher gas prices added $2.6 million to sales and lower volumes reduced sales by $0.7 million. Volumes declined from the prior year as a facility was out of service for approximately one and one-half months for repairs and upgrading. Sales in Central America increased $4.5 million or 5.6% to $84.0 million compared to $79.5 million in the prior year. Higher volumes were recorded in fruit nectar and juice products while volumes in the cookie and cracker product lines were even with the prior year. In total, higher volumes increased sales by $7.4 million. Higher prices increased sales by $0.1 million and unfavorable currency translation reduced sales by $3.0 million. In Europe, sales declined by $20.6 million or 27.9% to $53.0 million from $73.6 million in the prior year. Lower unit volumes decreased sales by $13.9 million as the Company continued to eliminate sales of certain lower margin products and distributorships for two product lines were cancelled. A combination of price and product mix reduced sales by $1.5 million and unfavorable currency translation decreased sales by $5.2 million.

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

     During the third quarter of fiscal 2001, the Company recorded a pre-tax charge of $1.4 million in continuing operations for restructuring and other charges related to its European operations in the United Kingdom. The charges were for activities related to work-force reductions and downsizing operations. The charges included $0.4 million for redundancy payments for employee termination benefits, $0.6 million for excess facility costs and $0.4 million for equipment and other asset write-downs. The $1.4 million liability originally recorded in accrued expenses has been reduced to $0.6 million as of July 1, 2001.

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

     Other income of $1.8 million decreased by $0.5 million from the prior year. In fiscal 2001 the Company recorded net interest expense of $0.1 million as compared to net interest income of $0.3 million in the prior year. The increase in interest expense was primarily related to higher domestic borrowings due to reduced cash flow associated with the lower level of operating profit. Equity in the earnings of unconsolidated affiliates of $2.2 million was $0.5 million higher than the same period in the prior year due to record volumes at the Company's rice flour joint venture operation and earnings from its affiliate, Euryza GmbH, in Germany. Gain from the sale of marketable securities of $1.4 million was even with the previous year. Other miscellaneous expenses increased by $0.6 million to $1.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during fiscal 2002. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company's primary sources of liquidity are cash provided by operating activities and external borrowing. A strong working capital position and continued profitable operations are the key factors that allow the Company to satisfy most of its capital requirements internally.

     The Company's total of cash, cash equivalents and marketable securities at June 30, 2002 exceeded total debt by $19.2 million. The ratio of debt to total capitalization (total debt plus stockholders' equity) decreased to 1.5% at the end of fiscal 2002 from 4.3% the previous year. The current ratio increased to
2.5 in fiscal 2002 from 2.0 at the end of the prior year.

     Consistent with historical results, operations provided a strong, positive cash flow in fiscal 2002, which resulted in net cash provided by operations of $27.7 million. This was an increase of $5.0 million from the preceding year. Net income increased by $6.0 million or 31.2% to $25.2 million and non-cash depreciation and amortization charges increased by $0.6 million. Equity in the earnings of unconsolidated affiliates increased by $0.6 million. Based on the Consolidated Statements of Cash Flows which eliminate the effect of fluctuations in foreign currency translation rates, working capital requirements increased $3.5 million compared to the prior year when working capital requirements increased by $2.9 million. In fiscal 2002, excluding the effect of exchange rate changes, inventory increased by $3.2 million whereas in the prior year inventory decreased by $3.4 million. Accounts receivable in the current year decreased $4.1 million while in the prior year accounts receivable decreased $0.1 million. Accounts payable and accrued liabilities decreased by $3.0 million in the current year compared to a decrease of $6.0 million in the previous year. For the three year period ended June 30, 2002, net cash provided by operations has exceeded capital expenditures and dividend requirements by $20.4 million.

     Cash used in investing activities totaled $9.9 million. Purchases of property, plant and equipment totaled $9.8 million, which was $2.2 million less than last year. Cash outflows related to amounts due from affiliates was $0.2 million more than the prior year. Proceeds from the sale of marketable securities were $1.8 million less than in the prior year.

     Cash used in financing activities totaled $10.7 million for the current year, which was $0.2 million less than the prior year. In the prior year the Company repurchased 114.2 thousand shares at a cost of $2.0 million. In the current period, the Company applied $3.7 million to reduce debt while in the prior year net borrowings declined by $1.0 million. Dividend payments during the current year were $9.1 million, up $0.6 million from $8.5 million paid last year. Dividends paid per share of common stock increased 8.3% to $0.65 in fiscal 2002.

     During the current fiscal year, the Company became a co-guarantor of a term loan made to its unconsolidated affiliate, Herto N.V., a Belgian company engaged in the manufacture and sale of rice cakes, by a foreign bank. The terms of the loan agreement provide for a maximum credit available to Herto N.V. of E7.5 million (or $7.5 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of E7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. which provides that the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee.

     Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Elton Kennedy, a director of the Company, is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $1.9 million promissory note payable by the Partnership.

     The board of directors of the Company has authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During fiscal 2002 the Company did not repurchase any shares. Through the end of fiscal 2002, the Company has repurchased a total of 2.0 million shares and 310 thousand shares have been reissued upon exercise of employee stock options.

     The Company has a $20.0 million domestic, short-term, unsecured revolving credit facility with one bank. Under the terms of this facility, the Company has the option of borrowing at the bank's prime rate or at the Libor rate plus 0.625%. At June 30, 2002, the Company had no outstanding loans and $2.0 million in letters of credit outstanding under this credit facility. This facility will expire in fiscal 2003 and the Company expects to renew the facility for another one-year period. The agreement contains limited financial covenants and the Company is currently in compliance with all of these covenants.

     The Company's international operations are financed internally or through borrowings in local currency without the benefit of parent Company guarantees. The Company's foreign subsidiaries have a total of $10.5 million in short-term credit lines from local sources and at June 30, 2002 no amounts are borrowed.

     The Company holds a portfolio of marketable securities with a market value of $0.1 million at June 30, 2002 which is available to provide additional liquidity.

     The Company believes that the combination of its working capital, unused and available short-term credit lines and cash flow from operations will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twenty-four months and are settled at maturity, based on prices agreed to at the inception of the contracts. At June 30, 2002, the Company had established bank lines available to purchase forward currency exchange contracts in the amount of $46.5 million of which $6.5 million was outstanding. Net losses deferred in outstanding instruments at June 30, 2002 were $0.2 million. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

     The Company from time to time utilizes rough rice futures contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. At June 30, 2002, the Company had no outstanding futures contracts.

FOREIGN EXCHANGE RISK

     A material amount of the Company's total sales and earnings are exposed to changes in foreign exchange rates. The Company seeks to manage this risk in part through operational means, including managing local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. The Company does not engage in any type of forward foreign currency speculation to hedge its investment in foreign subsidiaries and affiliates.

     Forward foreign currency contracts are utilized by our European operations to cover specific inventory purchases that are denominated in a foreign currency. See discussion in "Quantitative and Qualitative Disclosure About Market Risk" above.

INTEREST RATE RISK

     The Company's U.S. dollar interest-bearing investments and loans are subject to interest rate risk. The Company invests and borrows primarily on a short-term or variable-rate basis and does not employ any techniques to hedge this risk.

     The Company's foreign subsidiaries and affiliates invest and borrow in their functional currency on both a short-term and long-term basis and are subject to interest rate risk on these assets and liabilities. The Company does not employ any techniques to hedge this risk.

LEGAL MATTERS

     Various actions and claims, which arose in the ordinary course of business, are pending against the Company. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or future results of operations of the Company.

RISK RELATING TO ARTHUR ANDERSEN LLP'S LACK OF CONSENT

     REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO CONSENT TO THE INCLUSION OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF RIVIANA FOODS INC. IN THIS ANNUAL REPORT, AND THE READER WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933, AS AMENDED.

     Arthur Andersen LLP were previously the independent accountants for Riviana Foods Inc. until May 24, 2002. Representatives of Arthur Andersen LLP are not available to provide the consent required for the inclusion of their report on the financial statements of Riviana Foods Inc. incorporated in this annual report, and we have dispensed with the requirement to file their consent in reliance upon rule 437a of the Securities Act of 1933, as amended. Because Arthur Andersen LLP have not consented to the inclusion of their report in this annual report, the reader will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933, as amended for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are incorporated by reference or any omissions to state a material fact required to be stated therein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Independent Auditors' Report..............................   14
  Report of Independent Public Accountants..................   15
  Consolidated Balance Sheets as of June 30, 2002 and July
     1, 2001................................................   16
  Consolidated Statements of Income for the fiscal years
     ended June 30, 2002, July 1, 2001, and July 2, 2000....   17
  Consolidated Statements of Capital Accounts and Retained
     Earnings for the fiscal years ended June 30, 2002, July
     1, 2001, and July 2, 2000..............................   18
  Consolidated Statements of Comprehensive Income and
     Accumulated Other Comprehensive Loss for the fiscal
     years ended June 30, 2002, July 1, 2001, and July 2,
     2000...................................................   18
  Consolidated Statements of Cash Flows for the fiscal years
     ended June 30, 2002, July 1, 2001, and July 2, 2000....   19
  Notes to Consolidated Financial Statements................   20

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and the Board of Directors
Riviana Foods Inc.:

     We have audited the accompanying consolidated balance sheet of Riviana Foods Inc. and subsidiaries as of June 30, 2002, and the related consolidated statements of income, capital accounts and retained earnings, comprehensive income and accumulated other comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riviana Foods Inc. and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Houston, Texas
August 12, 2002

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

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 13, 2001

     THE REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS SIGNED BY ARTHUR ANDERSEN LLP AND DATED AUGUST 13, 2001 IS REPRINTED IN ITS ENTIRETY EXACTLY AS IT WAS PRINTED IN THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REPORT REFERS TO CERTAIN FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED JULY 2, 2000 AND JUNE 27, 1999. THE CONSOLIDATED BALANCE SHEET OF RIVIANA FOODS INC. AND SUBSIDIARIES AS OF JULY 2, 2000, AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, CAPITAL ACCOUNTS AND RETAINED EARNINGS, COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME AND CASH FLOWS FOR THE FISCAL YEAR ENDED JUNE 27, 1999, ARE NOT INCLUDED HEREIN.

     ARTHUR ANDERSEN LLP WERE PREVIOUSLY THE INDEPENDENT ACCOUNTANTS FOR RIVIANA FOODS INC. UNTIL MAY 24, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCLUSION OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF RIVIANA FOODS INC. INCORPORATED IN THIS ANNUAL REPORT. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCLUSION OF THEIR REPORT IN THIS ANNUAL REPORT, THE READER WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933, AS AMENDED, FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              JUNE 30,   JULY 1,
                                                                2002       2001
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash......................................................  $ 11,569   $  8,758
  Cash equivalents..........................................     9,931      6,232
  Marketable securities.....................................        65         71
  Accounts receivable, less allowance for doubtful accounts
     of $1,245 and $1,450...................................    35,748     39,840
  Inventories...............................................    48,133     45,046
  Prepaid expenses..........................................     3,212      2,265
                                                              --------   --------
          Total current assets..............................   108,658    102,212
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................     3,576      3,586
  Buildings.................................................    33,831     32,810
  Machinery and equipment...................................   120,790    113,890
                                                              --------   --------
     Property, plant and equipment, gross...................   158,197    150,286
  Less accumulated depreciation.............................   (66,051)   (59,739)
                                                              --------   --------
     Property, plant and equipment, net.....................    92,146     90,547
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................    11,345      9,431
OTHER ASSETS................................................    10,565      6,103
                                                              --------   --------
          Total assets......................................  $222,714   $208,293
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt...........................................             $  4,000
  Current maturities of long-term debt......................  $    859        816
  Accounts payable..........................................    19,598     19,864
  Accrued liabilities.......................................    18,204     20,167
  Income taxes payable......................................     4,582      5,374
                                                              --------   --------
          Total current liabilities.........................    43,243     50,221
LONG-TERM DEBT, net of current maturities...................     1,537      1,462
DUE TO AFFILIATES...........................................       507        681
DEFERRED INCOME TAXES.......................................     8,095      5,220
OTHER NONCURRENT LIABILITIES................................     3,814      3,079
COMMITMENTS AND CONTINGENCIES...............................
MINORITY INTERESTS..........................................     6,488      6,796
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none
     issued
  Common stock, $1 par, 24,000 shares authorized, 15,883
     issued.................................................    15,883     15,883
  Paid-in capital...........................................     7,044      6,641
  Retained earnings.........................................   184,997    169,979
  Accumulated other comprehensive loss......................   (16,452)   (16,372)
  Treasury stock, at cost, 1,712 and 1,842 shares...........   (32,442)   (35,297)
                                                              --------   --------
          Total stockholders' equity........................   159,030    140,834
                                                              --------   --------
          Total liabilities and stockholders' equity........  $222,714   $208,293
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   TWELVE MONTHS ENDED
                                                              ------------------------------
                                                              JUNE 30,   JULY 1,    JULY 2,
                                                                2002       2001       2000
                                                              --------   --------   --------
NET SALES...................................................  $375,064   $381,999   $402,965
COST OF SALES...............................................   267,136    279,491    292,886
                                                              --------   --------   --------
     Gross profit...........................................   107,928    102,508    110,079
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Advertising, selling and warehousing......................    52,671     53,602     54,692
  Administrative and general................................    21,663     21,320     21,442
  Restructuring and other charges...........................                1,435
                                                              --------   --------   --------
     Total costs and expenses...............................    74,334     76,357     76,134
                                                              --------   --------   --------
     Income from operations.................................    33,594     26,151     33,945
OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities.....................                1,448      1,429
  Interest income...........................................     1,153      1,273      1,409
  Interest expense..........................................      (527)    (1,343)    (1,078)
  Equity in earnings of unconsolidated affiliates...........     2,798      2,164      1,686
  Other (expense), net......................................    (1,983)    (1,744)    (1,138)
                                                              --------   --------   --------
     Total other income.....................................     1,441      1,798      2,308
                                                              --------   --------   --------
     Income before income taxes and minority interests......    35,035     27,949     36,253
INCOME TAX EXPENSE..........................................     9,573      8,352     10,855
MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES..............................................       217        355        297
                                                              --------   --------   --------
     NET INCOME.............................................  $ 25,245   $ 19,242   $ 25,101
                                                              ========   ========   ========
Earnings per share:
  Basic.....................................................  $   1.79   $   1.37   $   1.74
  Diluted...................................................      1.77       1.36       1.73
Weighted average common shares outstanding:
  Basic.....................................................    14,083     14,072     14,438
  Diluted...................................................    14,266     14,165     14,541

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       COMMON STOCK                            TREASURY STOCK
                                                     ----------------   PAID-IN   RETAINED   -------------------
                                                     SHARES   AMOUNT    CAPITAL   EARNINGS    SHARES     AMOUNT     TOTAL
                                                     ------   -------   -------   --------   --------   --------   --------
BALANCE, June 27, 1999.............................  15,883   $15,883   $6,519    $142,424    (1,237)   $(24,843)  $139,983
  Net income.......................................                                 25,101                           25,101
  Sales of common stock............................                                    (52)       20         314        262
  Dividends declared ($0.545 per share)............                                 (7,853)                          (7,853)
  Repurchases of common stock......................                                             (545)     (9,382)    (9,382)
  Collection of employee discount on stock.........                         28                                           28
  Tax credit for disqualifying dispositions of
    stock..........................................                          6                                            6
                                                     ------   -------   ------    --------    ------    --------   --------
BALANCE, July 2, 2000..............................  15,883   15,883     6,553     159,620    (1,762)    (33,911)   148,145
  Net income.......................................                                 19,242                           19,242
  Sales of common stock............................                                   (165)       34         600        435
  Dividends declared ($0.62 per share).............                                 (8,718)                          (8,718)
  Repurchases of common stock......................                                             (114)     (1,986)    (1,986)
  Collection of employee discount on stock.........                         52                                           52
  Tax credit for disqualifying dispositions of
    stock..........................................                         36                                           36
                                                     ------   -------   ------    --------    ------    --------   --------
BALANCE, July 1, 2001..............................  15,883   15,883     6,641     169,979    (1,842)    (35,297)   157,206
  Net income.......................................                                 25,245                           25,245
  Sales of common stock............................                                   (997)      130       2,855      1,858
  Dividends declared ($0.655 per share)............                                 (9,230)                          (9,230)
  Collection of employee discount on stock.........                        231                                          231
  Tax credit for disqualifying dispositions of
    stock..........................................                        172                                          172
                                                     ------   -------   ------    --------    ------    --------   --------
BALANCE, June 30, 2002.............................  15,883   $15,883   $7,044    $184,997    (1,712)   $(32,442)  $175,482
                                                     ======   =======   ======    ========    ======    ========   ========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                    AND ACCUMULATED OTHER COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                            UNREALIZED    CUMULATIVE
                                                             GAINS ON       FOREIGN      ACCUMULATED
                                                            MARKETABLE     CURRENCY         OTHER
                                                           SECURITIES,    TRANSLATION   COMPREHENSIVE   COMPREHENSIVE
                                                           NET OF TAXES   ADJUSTMENT        LOSS           INCOME
                                                           ------------   -----------   -------------   -------------
BALANCE, June 27, 1999...................................    $ 1,865       $(11,471)      $ (9,606)
  Net income.............................................                                                  $25,101
  Marketable securities, net of taxes:
    Realized (gains).....................................     (1,051)                       (1,051)         (1,051)
    Unrealized (losses)..................................        (12)                          (12)            (12)
  Effect of balance sheet translations...................                    (2,545)        (2,545)         (2,545)
                                                                                                           -------
COMPREHENSIVE INCOME.....................................                                                  $21,493
                                                             -------       --------       --------         =======
BALANCE, July 2, 2000....................................        802        (14,016)       (13,214)
  Net income.............................................                                                  $19,242
  Marketable securities, net of taxes:
    Realized (gains).....................................       (941)                         (941)           (941)
    Unrealized gains.....................................        145                           145             145
  Effect of balance sheet translations...................                    (2,362)        (2,362)         (2,362)
                                                                                                           -------
COMPREHENSIVE INCOME.....................................                                                  $16,084
                                                             -------       --------       --------         =======
BALANCE, July 1, 2001....................................          6        (16,378)       (16,372)
  Net income.............................................                                                  $25,245
  Marketable securities, net of taxes:
    Unrealized (losses)..................................         (4)                           (4)             (4)
  Effect of balance sheet translations...................                       (76)           (76)            (76)
                                                                                                           -------
COMPREHENSIVE INCOME.....................................                                                  $25,165
                                                             -------       --------       --------         =======
BALANCE, June 30, 2002...................................    $     2       $(16,454)      $(16,452)
                                                             =======       ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED
                                                              ------------------------------------
                                                               JUNE 30,     JULY 1,      JULY 2,
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   25,245    $ 19,242     $ 25,101
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization.........................       7,529       6,879        6,063
      Deferred income taxes.................................       3,053         710         (256)
      Restructuring and other charges.......................                   1,056
      Gain on disposition of assets.........................         (39)     (1,438)      (1,532)
      Equity in earnings of unconsolidated affiliates.......      (2,798)     (2,164)      (1,686)
      Change in assets and liabilities:
         Accounts receivable, net...........................       4,121         127        1,491
         Inventories........................................      (3,201)      3,364        2,403
         Prepaid expenses...................................        (912)         50         (172)
         Other assets.......................................      (2,160)      1,005        1,838
         Accounts payable and accrued liabilities...........      (2,981)     (5,950)         (52)
         Income taxes payable...............................        (512)       (454)        (958)
         Other noncurrent liabilities.......................         522         370         (193)
         Minority interests.................................        (205)       (132)          28
                                                              ----------    --------     --------
           Net cash provided by operating activities........      27,662      22,665       32,075
                                                              ----------    --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment................      (9,750)    (11,917)     (15,088)
  Proceeds from disposals of property, plant and
    equipment...............................................         123          81          480
  Investment by joint venture partner.......................                     557
  Proceeds from sale of marketable securities...............                   1,758        2,133
  Increase (decrease) in due to affiliates..................        (223)        (13)         352
  Cash paid for business and certain assets, net of cash
    received................................................                               (4,519)
  Other.....................................................                                  147
                                                              ----------    --------     --------
           Net cash used in investing activities............      (9,850)     (9,534)     (16,495)
                                                              ----------    --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt....................      (4,000)       (995)       4,142
  Additions to long-term debt...............................       2,150       1,950        2,672
  Repayments of long-term debt..............................      (1,829)     (1,918)      (2,597)
  Dividends paid............................................      (9,138)     (8,457)      (7,700)
  Repurchases of common stock...............................                  (1,986)      (9,382)
  Sales of common stock.....................................       1,858         435          262
  Collection of employee discount on stock..................         231          52           28
                                                              ----------    --------     --------
           Net cash used in financing activities............     (10,728)    (10,919)     (12,575)
                                                              ----------    --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS..........................................        (574)       (750)        (811)
                                                              ----------    --------     --------
INCREASE IN CASH AND CASH EQUIVALENTS.......................       6,510       1,462        2,194
CASH AND CASH EQUIVALENTS, beginning of period..............      14,990      13,528       11,334
                                                              ----------    --------     --------
CASH AND CASH EQUIVALENTS, end of period....................  $   21,500    $ 14,990     $ 13,528
                                                              ==========    ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) ORGANIZATION AND NATURE OF BUSINESS

     Riviana Foods Inc. (Riviana) and subsidiaries (collectively, Company) are primarily engaged in the processing, marketing and distributing of rice and other food products. The Company has rice operations in the United States and in Belgium and Germany through unconsolidated affiliates, Boost Nutrition C.V. (Boost) and Herto N.V. (Herto), food operations in Central America through Alimentos Kern de Guatemala, S.A. (Kern) and Pozuelo, S.A. (Pozuelo) in Costa Rica, and a food distribution operation in the United Kingdom, Stevens & Brotherton Ltd. (S&B).

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

     In Central America, Kern produces and markets a wide range of processed fruits and vegetables under the Kern's(R), Ducal(R), Koolfrut(R) and Fun-C(R) brands. Pozuelo produces and markets cookies and crackers under the Riviana Pozuelo(R) brand. Both Kern's and Pozuelo's products are sold primarily in Central America through similar distribution channels with some products under the Ducal(R) and Riviana Pozuelo(R) brands exported to certain United States markets.

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

     In addition to the U.S. operations above, the Company is a partner with Riceland Foods, Inc. (Riceland) in joint ventures in Arkansas in rice flour processing and co-generation of power from the gasification of rice hulls. The rice flour processing operation is a 50/50 joint venture with Riceland in which each partner shares equally in profits and in any future capital contributions. The venture has no debt. The Company accounts for the joint venture using the equity method of accounting and its results are included in Note 2, "Summary of significant accounting policies, Investments in unconsolidated affiliates."

     The Company is a partner with Riceland in two joint ventures to co-generate power from the gasification of rice hulls. Riceland is the ultimate purchaser of the energy output from these ventures. The Company's ownership in the two ventures is 51% and 49% with the remaining equity of 49% and 51% owned by Riceland. The results of both are included in the consolidated results of the Company. Notwithstanding the 49% ownership, the Company consolidates the entire operation at this venture since it controls the operation, and is the 100% owner of the gasifier assets that are utilized to provide the gasification of rice hulls that in turn is the heat source for the production of energy. The consolidated financial statements fully reflect all obligations of both of these joint ventures.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  FISCAL REPORTING PERIODS

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30. This period is utilized as it is a natural business year closely coinciding with the rice crop year in the southern United States, rice being the largest component of the Company's sales. The fiscal years ended June 30, 2002 and July 1, 2001 were 52-week fiscal years. The fiscal year ended July 2, 2000 was a 53-week fiscal year.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

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

                                                               JUNE 30,      JULY 1,
                                                                 2002          2001
BALANCE SHEET DATA                                            -----------   ----------
Current assets..............................................    $41,641      $38,411
Noncurrent assets...........................................     23,984       17,484
                                                                -------      -------
       Total assets.........................................    $65,625      $55,895
                                                                =======      =======
Current liabilities.........................................    $29,293      $31,639
Noncurrent liabilities......................................     11,976        4,102
Common equity:
  Riviana...................................................     11,345        9,431
  Other.....................................................     13,011       10,723
                                                                -------      -------
     Total liabilities and equity...........................    $65,625      $55,895
                                                                =======      =======

                                                         2002       2001       2000
INCOME STATEMENT DATA                                  --------   --------   --------
Net sales............................................  $139,591   $133,835   $121,513
Gross profit.........................................    24,728     22,612     16,190
Income before income taxes...........................     7,156      5,545      4,275
Net income...........................................     5,714      4,577      3,593
Equity in earnings of unconsolidated affiliates......     2,798      2,164      1,686

  CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 2, 2000, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". These statements had no material impact on the Company's results of operations or financial position.

     Effective July 3, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The effect of adopting these statements had no material impact on the Company's results of operations or financial position.

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

                                                                2000
                                           ----------------------------------------------
                                                                             ADVERTISING,
                                                       COST OF     GROSS     SELLING AND
                                           NET SALES    SALES      PROFIT    WAREHOUSING
                                           ---------   --------   --------   ------------
As previously reported...................  $435,885    $292,780   $143,105     $ 87,718
Effect of change in accounting method for
  sales incentives.......................   (32,920)        106    (33,026)     (33,026)
                                           --------    --------   --------     --------
As restated..............................  $402,965    $292,886   $110,079     $ 54,692
                                           ========    ========   ========     ========

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", were issued. In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. These statements are effective for fiscal years beginning after December 15, 2001. The Company will adopt these statements in the first quarter of 2003 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

     SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued June 2001. SFAS No. 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt this statement in the first quarter of 2003 and does not expect adoption to have a material impact on the Company's results of operations or financial position.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001 and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. These pronouncements establish the methods of accounting for the impairment or disposal of long-lived assets by sale or otherwise, broadening the presentation of discontinued operations to include more disposal transactions and restructurings planned and controlled by management that materially change the scope of the business or the manner in which that business is conducted. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company in the first quarter of 2003. SFAS No. 146 is effective for business exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company in the third quarter of 2003. The Company does not expect adoption of either statement to have a material impact on the Company's results of operations or financial position.

  ACCOUNTING ESTIMATES AND ASSUMPTIONS

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

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories were composed of the following:

                                                               JUNE 30,      JULY 1,
                                                                 2002          2001
                                                              -----------   ----------
Raw materials...............................................    $ 8,301      $ 8,031
Work in Process.............................................         75           17
Finished goods..............................................     33,600       30,667
Packaging supplies..........................................      6,157        6,331
                                                                -------      -------
  Total.....................................................    $48,133      $45,046
                                                                =======      =======

  PROPERTY, PLANT AND EQUIPMENT

     Land, buildings, machinery and equipment are stated at cost. Depreciation is provided for financial reporting purposes on the straight-line basis over the following estimated useful lives:

Buildings...................................................   30 to 40 years
Machinery and equipment.....................................    3 to 29 years

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

  REVENUE RECOGNITION

     Sales are recognized at the time risk of ownership passes to the customer. Generally this occurs when products are shipped to customers. On sales where risk of ownership transfers upon delivery to customers, sales are recorded when delivery occurs.

  SALES INCENTIVES

     Certain sales incentives such as coupons, rebates and free products which are offered to either the retail trade or the consumer are recorded as a reduction in sales revenue in accordance with recent accounting pronouncements at the later of either the date the related revenue is recorded or the date at which the sales incentive is offered.

  CASH DISCOUNTS

     An estimate of cash discounts offered to customers for early payment of sales invoices is recorded in the same period the related sales are recorded.

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

  EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                                              2002     2001     2000
                                                             ------   ------   ------
Basic......................................................  14,083   14,072   14,438
Effect of dilutive stock options...........................     183       93      103
                                                             ------   ------   ------
Diluted....................................................  14,266   14,165   14,541
                                                             ======   ======   ======

                      RIVIANA FOODS INC. AND SUBSIDIARIES

In the calculation of the effect of dilutive stock options, 418, 463 and 475 anti-dilutive stock option shares have been excluded for 2002, 2001 and 2000.

  TRANSLATION OF FOREIGN CURRENCIES

     The assets and liabilities of consolidated foreign subsidiaries are translated into United States dollars at exchange rates in effect at the date of the financial statements. Revenues and expenses are translated at the average rates during the reporting periods. Resulting translation gains and losses are accumulated as a separate component of accumulated other comprehensive loss in stockholders' equity. Because the Company follows the policy of not providing taxes on unremitted foreign earnings as discussed in Note 7, "Income taxes", such translation gains and losses are not tax effected.

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding 24 months and are settled at maturity, based on rates agreed to at the inception of the contracts. At June 30, 2002, the Company had established bank lines available to purchase forward exchange contracts in the amount of $46,516, of which $6,475 was outstanding. Gains and losses deferred in outstanding instruments at June 30, 2002 were $44 and $204.

     The Company from time to time utilizes rough rice futures contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. At June 30, 2002, the Company had no outstanding rough rice futures contracts.

     As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

  RECLASSIFICATION

     Certain prior-year balances have been reclassified to conform to the current-year presentation.

(3) RESTRUCTURING AND OTHER CHARGES

     During the third quarter of 2001, the Company recorded restructuring and other charges at Stevens & Brotherton, the Company's United Kingdom subsidiary. The charges consisted of redundancy payments ($388) for employee termination benefits for 16 employees, excess facility costs ($553) and equipment and other asset write-downs ($494). The $1,435 liability originally recorded in accrued liabilities has been reduced to $390 at June 30, 2002. The remaining liability primarily relates to long-term office and equipment leases.

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

                                                              JUNE 30,    JULY 1,
                                                                2002        2001
                                                              --------    --------
Aggregate fair value........................................    $65         $ 72
Cost basis..................................................     62           62
                                                                ---         ----
  Unrealized net gain before taxes..........................      3           10
Income taxes................................................      1            4
                                                                ---         ----
Unrealized gain, net of taxes...............................    $ 2         $  6
                                                                ===         ====
Unrealized gains............................................    $12         $ 20
Unrealized losses...........................................     (9)         (10)
                                                                ---         ----
     Unrealized net gain before taxes.......................    $ 3         $ 10
                                                                ===         ====

                                                              2002    2001     2000
                                                              ----   ------   ------
Proceeds from sales of marketable securities................  None   $1,758   $2,133
Realized gross gains........................................          1,448    1,618
Realized gross losses.......................................                    (189)

(5) ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                              JUNE 30,   JULY 1,
                                                                2002      2001
                                                              --------   -------
Payroll, commissions and bonuses............................  $ 7,365    $ 7,144
Coupon redemption and advertising...........................    4,181      2,989
Taxes, other than income taxes..............................    1,145      2,183
Manufacturing costs.........................................    2,474      5,128
Other.......................................................    3,039      2,723
                                                              -------    -------
  Total.....................................................  $18,204    $20,167
                                                              =======    =======

(6) BORROWING ARRANGEMENTS

     Interest rates related to short-term debt vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest. At June 30, 2002, no short-term debt was outstanding. The weighted average interest rate at July 1, 2001 was 5.7%. In the United States, the Company has an unused line of credit of $17,971, net of $2,029 in letters of credit. The Company is subject to limited financial covenants and is in compliance with all of these covenants. Internationally, the Company has unused lines of credit totaling about $10,491, with no amounts borrowed at June 30, 2002.

     Long-term debt consisted of the following:

                                                              JUNE 30,   JULY 1,
                                                                2002      2001
                                                              --------   -------
Total long-term debt........................................   $2,396    $2,278
Less current maturities.....................................      859       816
                                                               ------    ------
Long-term debt, net of current maturities...................   $1,537    $1,462
                                                               ======    ======

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     Total long-term debt at June 30, 2002 matures as follows:

2003........................................................  $  859
2004........................................................     256
2005........................................................     256
2006........................................................     256
2007........................................................     256
Thereafter..................................................     513
                                                              ------
Total.......................................................  $2,396
                                                              ======

     Total interest paid was $615, $1,309, and $1,028, for 2002, 2001, and 2000.

(7) INCOME TAXES

     The provision for income taxes consisted of the following:

                                                             2002     2001     2000
                                                            ------   ------   -------
Federal...................................................  $4,503   $4,633   $ 7,877
State.....................................................     322      348       651
Foreign...................................................   1,872    3,128     3,159
                                                            ------   ------   -------
  Total current provision.................................   6,697    8,109    11,687
                                                            ------   ------   -------
Federal...................................................   2,865      410      (837)
Foreign...................................................      11     (167)        5
                                                            ------   ------   -------
  Total deferred provision (benefit)......................   2,876      243      (832)
                                                            ------   ------   -------
  Income tax expense......................................  $9,573   $8,352   $10,855
                                                            ======   ======   =======
Total income taxes paid...................................  $8,208   $8,928   $12,749
                                                            ======   ======   =======

     The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the consolidated statements of income was as follows:

                                             2002                     2001                     2000
                                    ----------------------   ----------------------   ----------------------
                                       TAX      PERCENT OF      TAX      PERCENT OF      TAX      PERCENT OF
                                     EXPENSE      PRETAX      EXPENSE      PRETAX      EXPENSE      PRETAX
                                    (BENEFIT)     INCOME     (BENEFIT)     INCOME     (BENEFIT)     INCOME
                                    ---------   ----------   ---------   ----------   ---------   ----------
Taxes at U.S. federal statutory
  rate............................   $12,262       35.0%      $ 9,782       35.0%      $12,689       35.0%
Resolution of issues at less than
  estimate previously provided....      (903)      (2.6)                                  (795)      (2.2)
Alternative fuels credit..........      (548)      (1.6)         (546)      (2.0)         (537)      (1.5)
Foreign earnings subject to tax
  rates that are different from
  the U.S. federal statutory
  rate............................    (1,809)      (5.1)       (1,229)      (4.4)       (1,681)      (4.6)
State taxes, net of federal
  benefit.........................       209        0.6           226        0.8           423        1.1
Taxes on dividends received from
  foreign subsidiaries............        77        0.2           780        2.8           741        2.0
Other.............................       285        0.8          (661)      (2.3)           15        0.1
                                     -------       ----       -------       ----       -------       ----
  Income tax expense/effective
     rate.........................   $ 9,573       27.3%      $ 8,352       29.9%      $10,855       29.9%
                                     =======       ====       =======       ====       =======       ====

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The components of deferred taxes were as follows:

                                                              JUNE 30,   JULY 1,
                                                                2002      2001
                                                              --------   -------
Accrued liabilities.........................................  $ 1,599    $1,574
Accrued employee benefits...................................              1,173
Allowance for doubtful accounts.............................      551       398
State taxes.................................................      381       354
Inventories.................................................                133
Staff termination indemnities...............................      131        44
Other.......................................................        2         2
                                                              -------    ------
     Total deferred tax assets..............................    2,664     3,678
                                                              -------    ------
Property, plant and equipment and other.....................   10,379     8,895
Accrued employee benefits...................................      363
Inventories.................................................       16
Marketable securities.......................................        1         3
                                                              -------    ------
     Total deferred tax liabilities.........................   10,759     8,898
                                                              -------    ------
       Net deferred tax liabilities.........................  $ 8,095    $5,220
                                                              =======    ======

     Income before income taxes and minority interests of foreign subsidiaries was $13,334, $10,603 and $12,525 for 2002, 2001 and 2000.

     The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, since such earnings are considered to be permanently invested. Cumulative unremitted earnings of foreign subsidiaries were $58,492, $48,251 and $45,460 as of June 30, 2002, July 1, 2001 and July 2, 2000.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

(8) PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

     Riviana has defined benefit plans covering substantially all United States and certain international employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute annually at least the minimum amounts actuarially necessary to provide for retirement benefits.

     The following sets forth summarized information regarding the Company's defined benefit retirement plans:

                                                    UNITED STATES      INTERNATIONAL
                                                  -----------------   ----------------
                                                   2002      2001      2002     2001
                                                  -------   -------   ------   -------
Change in projected benefit obligations:
  Benefit obligations at the beginning of
     year.......................................  $26,609   $24,446   $7,801   $ 8,755
  Service cost: Employer........................    2,501     2,351      227       313
               Employees........................                          91       125
  Interest cost.................................    1,934     1,744      504       502
  Amendments....................................       83                  6       218
  Actuarial (gain) loss.........................    1,912       (35)    (569)   (1,055)
  Foreign exchange impact.......................                         648      (580)
  Plan disbursements............................   (1,719)   (1,897)    (200)     (477)
                                                  -------   -------   ------   -------
  Benefit obligations at the end of year........  $31,320   $26,609   $8,508   $ 7,801
                                                  =======   =======   ======   =======
Change in plan assets:
  Fair value of plan assets at beginning of
     year.......................................  $27,279   $24,987   $6,789   $ 7,435
  Actual return on plan investments.............   (2,608)      189     (631)     (423)
  Contributions: Employer.......................    6,800     4,000      904       624
                Employee........................                          97       125
  Foreign exchange impact.......................                         570      (495)
  Plan disbursements............................   (1,719)   (1,897)    (200)     (477)
                                                  -------   -------   ------   -------
  Fair value of plan assets at end of year......  $29,752   $27,279   $7,529   $ 6,789
                                                  =======   =======   ======   =======
Funded status:
  Funded status at end of year..................  $(1,568)  $   670   $ (979)  $(1,012)
  Unrecognized net (gain) loss from experience
     different from that assumed................    5,074    (2,110)   1,998     1,390
  Unrecognized prior service costs..............      797       794                212
                                                  -------   -------   ------   -------
  Net asset (liability) recognized..............  $ 4,303   $  (646)  $1,019   $   590
                                                  =======   =======   ======   =======
Amounts recognized in balance sheet:
       Asset (liability)........................  $ 4,303   $  (646)  $1,019   $   590
                                                  =======   =======   ======   =======
Weighted average assumptions:
  Discount rate.................................     7.25%      7.5%     6.0%     6.25%
  Long-term rate of compensation increase.......     4.5        4.5      3.5      3.25
  Long-term rate of return on plan assets.......     9.0        9.0      7.5      8.0

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     Components of net periodic pension costs:

                                         UNITED STATES              INTERNATIONAL
                                  ---------------------------   ---------------------
                                   2002      2001      2000     2002    2001    2000
                                  -------   -------   -------   -----   -----   -----
Service cost: Employer..........  $ 2,501   $ 2,351   $ 2,291   $ 227   $ 313   $ 351
             Employees..........                                   91     125     140
Interest cost...................    1,934     1,744     1,573     504     502     505
Expected return on plan            (2,539)   (2,275)   (2,071)   (559)   (568)   (552)
  assets........................
Amortization of transition/prior       80       (11)     (127)    217
  service costs.................
Amortization of actuarial (gain)     (125)     (371)     (269)    156      59      80
  loss..........................
                                  -------   -------   -------   -----   -----   -----
Net periodic pension costs......  $ 1,851   $ 1,438   $ 1,397   $ 636   $ 431   $ 524
                                  =======   =======   =======   =====   =====   =====

     Riviana provides death and additional retirement benefits to certain key employees. These plans are funded through Company-owned life insurance. The net cash surrender value of the insurance policies is recorded as a noncurrent asset in the accompanying consolidated balance sheets. The actuarially computed present value of the retirement benefits is recorded as an other noncurrent liability in the accompanying consolidated balance sheets. As of June 30, 2002 and July 1, 2001, the Company had recorded net cash surrender value of $3,127 and $2,813 and present value of retirement benefit obligations of $2,633 and $2,346. The Company recorded expense of $169, $192 and $109 related to these plans for 2002, 2001 and 2000.

     Riviana has a defined contribution plan which covers substantially all United States employees. The Company contributes an amount equal to a percentage of employee contributions. Total expense related to this plan was $643, $717 and $624 during 2002, 2001 and 2000.

(9) RELATED PARTY TRANSACTIONS

     The Company paid $1,072, $2,083 and $800 in 2002, 2001 and 2000 to W. Elton
Kennedy, a director of the Company, or entities controlled by him for rice purchases at market prices. Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Kennedy is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $1,937 promissory note payable by the Partnership. The Company has also executed transactions with other companies owned by certain directors which were not material to the Company's results of operations or financial position. Management of the Company believes that the foregoing transactions were on terms no less favorable to the Company than could normally be obtained from unaffiliated parties.

(10) COMMITMENTS AND CONTINGENCIES

  LEASE COMMITMENTS

     At June 30, 2002, future minimum lease payments and sublease rentals under long-term operating lease obligations amounted to:

                                                           GROSS     SUBLEASE     NET
                                                           LEASE      RENTAL     LEASE
                                                          PAYMENTS    INCOME    PAYMENTS
                                                          --------   --------   --------
2003....................................................  $ 3,148      $230     $ 2,918
2004....................................................    2,833        79       2,754
2005....................................................    2,382                 2,382
2006....................................................    2,030                 2,030
2007....................................................    1,064                 1,064
Thereafter..............................................       70                    70
                                                          -------      ----     -------
          Total.........................................  $11,527      $309     $11,218
                                                          =======      ====     =======

     Rent expense net of rental income was $3,733, $3,560 and $3,503 for 2002, 2001 and 2000.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

  LITIGATION

     Various actions and claims, which arose in the ordinary course of business, are pending against the Company. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or future results of operations of the Company.

  BUY-SELL AGREEMENT

     As of June 30, 2002, the Company had a $7,806 investment in Boost which represents a 49% ownership interest. The Boost stockholder agreement provides that either stockholder has the right to purchase the other's interest. The initial bid price offered by one stockholder to the other, if not accepted, would require the rejecting stockholder to counteroffer the initial bid price plus five percent. Each rejection thereafter would also require a five percent premium over the prior offer until one stockholder accepts.

  LOAN GUARANTEE

     As of June 30, 2002, the Company co-guaranteed a term loan made to its unconsolidated affiliate, Herto N.V., a Belgian company engaged in the manufacture and sale of rice cakes, by a foreign bank. The terms of the loan agreement provide for a maximum credit available to Herto N.V. of E7.5 million (or $7.5 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of E7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. that provides the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee.

(11) CAPITAL STOCK

  COMMON STOCK

     At June 30, 2002, the Company had outstanding 1,664 shares of common stock sold before the Company's 1995 initial public offering to directors, officers and key employees of the Company or Boost at a discount of $1,727. The amount of discount was determined by the Board of Directors and represents a percentage reduction of about 50% from the formula based estimate of fair value at the time of sale. A majority of the shares discounted were sold as an inducement for predecessor management to continue employment and to participate in the initial capitalization of the Company in 1986. The discount is recorded in the accompanying consolidated financial statements as a reduction of stockholders' equity. Under a contractual agreement with the stockholders, the discount must be repaid when the shares are sold.

     The Company's common stock trades on The Nasdaq Stock Market (trading symbol "RVFD").

  PREFERRED STOCK

     At June 30, 2002, 5,000 shares of $1.00 per share par value preferred stock are authorized. No shares of preferred stock have been issued.

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The Plans' activity is summarized below:

                                                  2002                2001                2000
                                            -----------------   -----------------   -----------------
                                                     WEIGHTED            WEIGHTED            WEIGHTED
                                                     AVERAGE             AVERAGE             AVERAGE
                                                     EXERCISE            EXERCISE            EXERCISE
                                            SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                            ------   --------   ------   --------   ------   --------
Options outstanding, beginning of year....   1,238    $17.30     1,096    $17.44       929    $16.65
Granted...................................     255     17.97       248     16.54       265     20.38
Exercised.................................    (131)    14.29       (34)    12.80       (19)    13.29
Canceled..................................     (38)    18.34       (72)    18.91       (79)    19.06
                                            ------              ------              ------
End of year:
  Options outstanding.....................   1,324     17.70     1,238     17.30     1,096     17.44
                                            ======              ======              ======
  Options exercisable.....................     415     16.06       451     15.07       416     14.22
                                            ======              ======              ======
  Options outstanding price range.........  $12.00-   $23.92    $12.00-   $22.41    $12.00-   $22.41

Options outstanding at June 30, 2002 have a weighted average remaining contractual life of 6.5 years.

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for options granted under the Plans. Accordingly, no expense has been recognized for stock option grants. Had expense been determined based on the Black-Scholes option pricing model at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Net income:
  As reported...........................................  $25,245   $19,242   $25,101
  Pro forma.............................................   24,325    18,341    24,055
Earnings per share -- basic:
  As reported...........................................  $  1.79   $  1.37   $  1.74
  Pro forma.............................................     1.73      1.30      1.67
Earnings per share -- diluted:
  As reported...........................................  $  1.77   $  1.36   $  1.73
  Pro forma.............................................     1.71      1.30      1.66

The SFAS No. 123 method of accounting has not been applied to options granted prior to July 3, 1995 and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The Black-Scholes option pricing model was used to value the grants issued in 2002, 2001 and 2000. The weighted average value and the assumptions used were as follows:

                                                             2002     2001     2000
                                                            ------   ------   ------
Weighted average value per share..........................   $4.78    $5.55    $8.02
Option term until exercised (years).......................    7        7        7
Risk-free interest rate...................................    5.1%     6.0%     6.2%
Expected dividend yield...................................    4.9%     3.8%     3.0%
Volatility................................................    0.36     0.37     0.38

(13) SEGMENT INFORMATION

  INDUSTRY SEGMENTS

     The Company operates in one dominant industry segment which involves the processing, marketing and distribution of food products.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

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

     The Company's geographic area data are as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Sales to unaffiliated customers:
  Domestic...........................................  $244,403   $244,994   $249,900
  Europe.............................................    46,872     53,031     73,556
  Central America....................................    83,789     83,974     79,509
                                                       --------   --------   --------
          Total consolidated.........................  $375,064   $381,999   $402,965
                                                       ========   ========   ========
Sales between geographic areas:
  Domestic...........................................  $    312   $    271   $    310
  Central America....................................    18,347     18,449     17,532
  Eliminations.......................................   (18,659)   (18,720)   (17,842)
                                                       --------   --------   --------
          Total consolidated.........................  $      0   $      0   $      0
                                                       ========   ========   ========
Income:
  Operating income:
     Domestic........................................  $ 32,499   $ 26,583   $ 32,299
     Europe..........................................     1,723       (880)     2,016
     Central America.................................    10,054     10,333      9,633
                                                       --------   --------   --------
          Total operating income.....................    44,276     36,036     43,948
     General corporate expenses......................   (10,682)    (9,885)   (10,003)
                                                       --------   --------   --------
     Income from operations..........................    33,594     26,151     33,945
  Interest expense...................................      (527)    (1,343)    (1,078)
  Equity in earnings of unconsolidated affiliates....     2,798      2,164      1,686
  Other income, net..................................      (830)       977      1,700
                                                       --------   --------   --------
     Income before income taxes and minority
       interests.....................................  $ 35,035   $ 27,949   $ 36,253
                                                       ========   ========   ========
Identifiable assets at end of year:
  Domestic...........................................  $128,083   $131,746   $129,548
  Europe.............................................    24,332     21,040     26,350
  Central America....................................    49,708     44,270     43,002
                                                       --------   --------   --------
          Total identifiable assets..................   202,123    197,056    198,900
  Corporate..........................................    20,591     11,237     10,215
                                                       --------   --------   --------
          Total assets...............................  $222,714   $208,293   $209,115

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                       ========   ========   ========
Long lived assets:
  Domestic...........................................  $ 78,905   $ 77,663   $ 72,284
  Europe.............................................     9,579      7,364      8,494
  Central America....................................    13,730     13,412     14,040
  Corporate..........................................    11,842      7,642      7,072
                                                       --------   --------   --------
          Total consolidated.........................  $114,056   $106,081   $101,890
                                                       ========   ========   ========
Depreciation and amortization:
  Domestic...........................................  $  5,557   $  4,798   $  4,057
  Europe.............................................       133        186        202
  Central America....................................     1,620      1,631      1,500
  Corporate..........................................       219        264        304
                                                       --------   --------   --------
          Total consolidated.........................  $  7,529   $  6,879   $  6,063
                                                       ========   ========   ========
Capital expenditures:
  Domestic...........................................  $  6,851   $ 10,240   $ 12,058
  Europe.............................................        38         50        162
  Central America....................................     2,744      1,588      2,478
  Corporate..........................................       117         39        390
                                                       --------   --------   --------
          Total consolidated.........................  $  9,750   $ 11,917   $ 15,088
                                                       ========   ========   ========
Investment in unconsolidated affiliates:
  Corporate..........................................  $  2,192   $  2,556   $  2,110
  Europe.............................................     9,153      6,875      7,292
                                                       --------   --------   --------
          Total consolidated.........................  $ 11,345   $  9,431   $  9,402
                                                       ========   ========   ========

                      RIVIANA FOODS INC. AND SUBSIDIARIES

(14) UNAUDITED QUARTERLY FINANCIAL DATA

                                                          QUARTERS ENDED
                                             ----------------------------------------
                                             SEPTEMBER   DECEMBER    MARCH     JUNE       YEAR
                                             ---------   --------   -------   -------   --------
2002
  Net sales................................   $93,153    $ 98,675   $92,499   $90,737   $375,064
  Gross profit.............................    24,881      29,050    27,139    26,858    107,928
  Income before income taxes and minority
     interests.............................     6,677       9,959     8,823     9,576     35,035
  Net income...............................     4,608       7,902     6,075     6,660     25,245
  Per share:
     Earnings:
       Basic...............................      0.33        0.56     0.43      0.47        1.79
       Diluted.............................      0.33        0.56     0.43      0.46        1.77
     Cash dividends paid...................      0.16        0.16     0.165     0.165       0.65
  Market price:
     High..................................     18.65       18.68     18.68     27.40      27.40
     Low...................................     16.50       16.96     16.96     20.85      16.50
2001
  Net sales................................   $94,476    $102,209   $94,109   $91,205   $381,999
  Gross profit.............................    24,759      29,887    23,655    24,207    102,508
  Income before income taxes and minority
     interests.............................     6,988      10,427     2,571     7,963     27,949
  Net income...............................     4,788       7,326     1,800     5,328     19,242
  Per share:
     Earnings:
       Basic...............................      0.34        0.52      0.13      0.38       1.37
       Diluted.............................      0.34        0.52      0.13      0.38       1.36
     Cash dividends paid...................      0.14        0.14      0.16      0.16       0.60
     Market price:
       High................................    17.875      19.875    19.500    18.450     19.875
       Low.................................    15.625      16.625    15.125    15.750     15.125

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

     Net income for the quarter ended March 2001 was impacted by the recording of restructuring and other charges at Stevens & Brotherton, the Company's United Kingdom subsidiary. See Note 3, "Restructuring and other charges."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See Form 8-K dated May 24, 2002 and filed May 31, 2002.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Directors of the Company is set forth under the captions "General" and "The Company recommends voting "FOR" the nominees" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Compensation Tables," "Retirement Plan" and "Equity Compensation Plan Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the ownership of equity securities of the Company by certain beneficial owners and management is set forth under the caption "Common Stock Outstanding and Principal Holders Thereof" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Consolidated Financial Statements -- See Index to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

        (2) Consolidated Financial Statement Schedules -- None.

        (3) Exhibits -- required to be filed by Item 601 of Regulation S-K are listed below and are filed as a part hereof. Documents not designated as being incorporated herein by reference are filed herewith. The paragraph numbers correspond to the exhibit numbers designated in Item 601 of Regulation S-K.

  3.1    The Company's Restated Certificate of Incorporation dated
         December 28, 1994, is incorporated herein by reference to
         Exhibit 3.01 to the Company's Registration Statement on Form
         S-1, NO. 33-87838 under the Securities Act of 1933, as
         amended (the "Registration Statement")
  3.2    The Company's By-laws, as amended effective February 21,
         2002
 10.1    Amendment to Consulting Agreement dated January 1, 1996
         between Riviana Foods Inc. and Frank A. Godchaux III dated
         February 1, 2001
*10.2    Amendment to Consulting Agreement dated July 1, 1994 between
         Riviana Foods Inc. and Charles R. Godchaux dated February 1,
         2001
*10.3    Benefit Restoration Plan is incorporated herein by reference to Exhibit 10.03 to the Registration Statement
*10.4    Management Security Agreement between the Registrant and
         Joseph A. Hafner, Jr. dated July 17, 1989, is incorporated herein by reference to Exhibit 10.04 to the Registration
         Statement
 10.5    Shareholders Agreement between Sun-Land Products of
         California and Stevens & Brotherton Ltd. dated March 24,
         1994, is incorporated herein by reference to Exhibit 10.05 to the Registration Statement

 10.6    Shareholder Agreement among N&C Boost N.V., Arrocerias
         Herba, S.A. and Ricegrowers' Co-Operative Limited dated
         January 29, 1992, is incorporated herein by reference to
         Exhibit 10.06 to the Registration Statement
 10.7    Stock Purchase Agreement by and among N&C Boost N.V.,
         Riceherba International Inc. and Ricegrowers' Co-Operative
         Limited dated as of January 29, 1992, is incorporated herein by reference to Exhibit 10.07 to the Registration Statement
 10.8    Shareholder Agreement among N&C Boost N.V., Arrocerias
         Herba, S.A. and Herto B.V.B.A. dated January 1, 1991, as amended, is incorporated herein by reference to Exhibit
         10.08 to the Registration Statement
 10.9    Agreement of Partnership between Riviana Foods Inc. and
         Kennedy Rice Dryers, Inc. dated February 12, 1990, is incorporated herein by reference to Exhibit 10.09 to the Registration Statement
 10.10   Partnership Agreement between Riviana Foods Inc. and
         Riceland Foods Inc. dated March 22, 1989, is incorporated herein by reference to Exhibit 10.10 to the Registration
         Statement
*10.11 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to the Registration Statement
*10.12   Amendment and Restatement of Executive Officer's Stock
         Purchase Agreement between Riviana Foods Inc. and W. David
         Hanks dated December 15, 1994, is incorporated herein by reference to Exhibit 10.12 to the Registration Statement
*10.13   Amendment and Restatement of Executive Officer's Stock
         Purchase Agreement between Riviana Foods Inc. and Jack M.
         Nolingberg dated December 15, 1994, is incorporated herein by reference to Exhibit 10.13 to the Registration Statement
*10.14   Amendment and Restatement of Executive Officer's Stock
         Purchase Agreement between Riviana Foods Inc. and Robert D.
         Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration
         Statement
*10.15   Director's Stock Purchase Agreement between Riviana Foods
         Inc. and W. Elton Kennedy dated March 27, 1986, is incorporated herein by reference to Exhibit 10.15 to the Registration Statement
*10.16   Amended and Restated 1995 Non-Employee Director Stock Option
         Plan dated May 17, 1996, is incorporated herein by reference to Exhibit 10(xvi) to the Company's Annual Report on Form
         10-K for the fiscal year ended June 30, 1996
*10.17   Amendment of Amendment and Restatement of Executive
         Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and W. David Hanks dated November
         8, 1996
*10.18   Amendment of Amendment and Restatement of Executive
         Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and Jack M. Nolingberg dated
         November 8, 1996
*10.19 1997 Stock Option Plan dated September 1, 1997, is incorporated herein by reference to Exhibit 10(xviv) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998
 21. A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration
         Statement
 23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report: (a) Consent of KPMG LLP
 24.     Powers of Attorney of the Company's directors
 99.1    Certification of the Chief Executive Officer pursuant to 18
         U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2    Certification of the Chief Financial Officer pursuant to 18
         U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

* A management contract, compensatory plan or arrangement

     (b) Reports on Form 8-K -- Form 8-K dated May 24, 2002 and filed on May 31, 2002, announced the engagement of KPMG LLP as the Company's independent public accountants for its fiscal year ended June 30, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 16, 2002.

                                                    RIVIANA FOODS INC.
                                                       (REGISTRANT)

                                          By    /s/ JOSEPH A. HAFNER, JR.
                                            ------------------------------------
                                                   Joseph A. Hafner, Jr.
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on September 16, 2002.

                   SIGNATURE                                        CAPACITY
                   ---------                                        --------

           /s/ JOSEPH A. HAFNER, JR.                 Chief Executive Officer, President and
------------------------------------------------     Director (Principal Executive Officer)
             Joseph A. Hafner, Jr.


               /s/ W. DAVID HANKS                     Executive Vice President and Director
------------------------------------------------
                 W. David Hanks


             /s/ E. WAYNE RAY, JR.                  Vice President, Chief Financial Officer,
------------------------------------------------   Treasurer and Director (Principal Financial
               E. Wayne Ray, Jr.                             and Accounting Officer)


                       *                                      Chairman of the Board
------------------------------------------------
             Frank A. Godchaux III


                       *                                   Vice Chairman of the Board
------------------------------------------------
              Charles R. Godchaux


                       *                                            Director
------------------------------------------------
               Frank K. Godchaux


                       *                                            Director
------------------------------------------------
                W. Elton Kennedy


                       *                                            Director
------------------------------------------------
                E. James Lowrey


                       *                                            Director
------------------------------------------------
                Theresa G. Payne


                       *                                            Director
------------------------------------------------
                Patrick W. Rose


                       *                                            Director
------------------------------------------------
             Thomas B. Walker, Jr.


*By           /s/ ELIZABETH B. WOODARD
     -------------------------------------------
                Elizabeth B. Woodard
                (As Attorney-in-Fact
         for each of the persons indicated)

                                 CERTIFICATIONS

I, Joseph A. Hafner, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of Riviana Foods Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                               /s/ JOSEPH A. HAFNER, JR.
                                          --------------------------------------
                                                  Joseph A. Hafner, Jr.
                                                 Chief Executive Officer

Date: September 16, 2002

I, E. Wayne Ray, Jr., certify that:

          1. I have reviewed this annual report on Form 10-K of Riviana Foods Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                                 /s/ E. WAYNE RAY, JR.
                                          --------------------------------------
                                                    E. Wayne Ray, Jr.
                                                 Chief Financial Officer

Date: September 16, 2002

                                 EXHIBIT INDEX

Exhibit
  No.              Description
-------            -----------
  3.1    The Company's Restated Certificate of Incorporation dated
         December 28, 1994, is incorporated herein by reference to
         Exhibit 3.01 to the Company's Registration Statement on Form
         S-1, NO. 33-87838 under the Securities Act of 1933, as
         amended (the "Registration Statement")

  3.2    The Company's By-laws, as amended effective February 21,
         2002


 10.1 Amendment to Consulting Agreement dated January 1, 1996 between Riviana Foods Inc. and Frank A. Godchaux III dated
         February 1, 2001

*10.2    Amendment to Consulting Agreement dated July 1, 1994 between
         Riviana Foods Inc. and Charles R. Godchaux dated February 1,
         2001

*10.3 Benefit Restoration Plan is incorporated herein by reference to Exhibit 10.03 to the Registration Statement

*10.4    Management Security Agreement between the Registrant and
         Joseph A. Hafner, Jr. dated July 17, 1989, is incorporated herein by reference to Exhibit 10.04 to the Registration
         Statement

 10.5    Shareholders Agreement between Sun-Land Products of
         California and Stevens & Brotherton Ltd. dated March 24,
         1994, is incorporated herein by reference to Exhibit 10.05 to the Registration Statement

 10.6    Shareholder Agreement among N&C Boost N.V., Arrocerias
         Herba, S.A. and Ricegrowers' Co-Operative Limited dated
         January 29, 1992, is incorporated herein by reference to
         Exhibit 10.06 to the Registration Statement

 10.7    Stock Purchase Agreement by and among N&C Boost N.V.,
         Riceherba International Inc. and Ricegrowers' Co-Operative
         Limited dated as of January 29, 1992, is incorporated herein by reference to Exhibit 10.07 to the Registration Statement

 10.8    Shareholder Agreement among N&C Boost N.V., Arrocerias
         Herba, S.A. and Herto B.V.B.A. dated January 1, 1991, as amended, is incorporated herein by reference to Exhibit
         10.08 to the Registration Statement

 10.9    Agreement of Partnership between Riviana Foods Inc. and
         Kennedy Rice Dryers, Inc. dated February 12, 1990, is incorporated herein by reference to Exhibit 10.09 to the Registration Statement

 10.10   Partnership Agreement between Riviana Foods Inc. and
         Riceland Foods Inc. dated March 22, 1989, is incorporated herein by reference to Exhibit 10.10 to the Registration
         Statement

*10.11 1994 Stock Option Plan is incorporated herein by reference to Exhibit 10.11 to the Registration Statement

*10.12   Amendment and Restatement of Executive Officer's Stock
         Purchase Agreement between Riviana Foods Inc. and W. David
         Hanks dated December 15, 1994, is incorporated herein by reference to Exhibit 10.12 to the Registration Statement

*10.13   Amendment and Restatement of Executive Officer's Stock
         Purchase Agreement between Riviana Foods Inc. and Jack M.
         Nolingberg dated December 15, 1994, is incorporated herein by reference to Exhibit 10.13 to the Registration Statement

*10.14   Amendment and Restatement of Executive Officer's Stock
         Purchase Agreement between Riviana Foods Inc. and Robert D.
         Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration
         Statement

*10.15   Director's Stock Purchase Agreement between Riviana Foods
         Inc. and W. Elton Kennedy dated March 27, 1986, is incorporated herein by reference to Exhibit 10.15 to the Registration Statement

*10.16   Amended and Restated 1995 Non-Employee Director Stock Option
         Plan dated May 17, 1996, is incorporated herein by reference to Exhibit 10(xvi) to the Company's Annual Report on Form
         10-K for the fiscal year ended June 30, 1996

*10.17   Amendment of Amendment and Restatement of Executive
         Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and W. David Hanks dated November
         8, 1996

*10.18   Amendment of Amendment and Restatement of Executive
         Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and Jack M. Nolingberg dated
         November 8, 1996

*10.19 1997 Stock Option Plan dated September 1, 1997, is incorporated herein by reference to Exhibit 10(xviv) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998

 21. A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration
         Statement

 23. The following Exhibit is filed by incorporation by reference to Item 14(a)(2) of this Report: (a) Consent of KPMG LLP

 24.     Powers of Attorney of the Company's directors

 99.1    Certification of the Chief Executive Officer pursuant to 18
         U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2    Certification of the Chief Financial Officer pursuant to 18
         U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------

* A management contract, compensatory plan or arrangement