Form 10-Q
period 2002-09-29
RIVIANA FOODS INC /DE/
filed 2002-11-04
CIK 934650

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

                For the quarterly period ended September 29, 2002

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to ______________

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

         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at October 30, 2002, was 14,210,416.

================================================================================

                               RIVIANA FOODS INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 29, 2002

                                      INDEX

                                                                                                      Page
                                                                                                      ----

Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at September 29, 2002 and June 30, 2002................. 1

                  Consolidated Statements of Income for the Three Months
                     Ended September 29, 2002 and September 30, 2001.................................. 2

                  Consolidated Statements of Cash Flows for the Three Months Ended
                     September 29, 2002 and September 30, 2001........................................ 3

                  Notes to Consolidated Financial Statements.......................................... 4

         Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                        of Operations................................................................. 8

         Item 3 -- Quantitative and Qualitative Disclosure about Market Risk..........................12

         Item 4 -- Controls and Procedures............................................................13


Part II -- Other Information

         Item 4 -- Submission of Matters to a Vote of Security Holders................................14

         Item 6 -- Exhibits and Reports on Form 8-K...................................................14

Signature.............................................................................................15

Exhibit Index.........................................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         SEPTEMBER 29, 2002    JUNE 30, 2002
                                                                         ------------------    -------------
                                                                             (UNAUDITED)          (AUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash .........................................................            $   6,921             $  11,569
  Cash equivalents .............................................                9,497                 9,931
  Marketable securities ........................................                   66                    65
  Accounts receivable, less allowance for doubtful
      accounts of $1,339 and $1,245 ............................               40,669                35,748
  Inventories ..................................................               54,643                48,133
  Prepaid expenses .............................................                4,388                 3,212
                                                                            ---------             ---------
          Total current assets .................................              116,184               108,658

PROPERTY, PLANT AND EQUIPMENT:
  Land .........................................................                3,634                 3,576
  Buildings ....................................................               33,865                33,831
  Machinery and equipment ......................................              123,210               120,790
                                                                            ---------             ---------
      Property, plant and equipment, gross .....................              160,709               158,197
  Less accumulated depreciation ................................              (67,922)              (66,051)
                                                                            ---------             ---------
      Property, plant and equipment, net .......................               92,787                92,146

INVESTMENTS IN UNCONSOLIDATED AFFILIATES .......................               11,718                11,345
OTHER ASSETS ...................................................               15,821                10,565
                                                                            ---------             ---------
              Total assets .....................................            $ 236,510             $ 222,714
                                                                            =========             =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term debt .........................            $     845             $     859
  Accounts payable .............................................               26,217                19,598
  Accrued liabilities ..........................................               19,167                18,204
  Income taxes payable .........................................                4,873                 4,582
                                                                            ---------             ---------
      Total current liabilities ................................               51,102                43,243

LONG-TERM DEBT, net of current maturities ......................                1,638                 1,537
DUE TO AFFILIATES ..............................................                  566                   507
DEFERRED INCOME TAXES ..........................................                9,635                 8,095
OTHER NONCURRENT LIABILITIES ...................................                3,869                 3,814
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS .............................................                6,298                 6,488

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued                15,883                15,883
  Paid-in capital ..............................................                7,075                 7,044
  Retained earnings ............................................              188,772               184,997
  Accumulated other comprehensive loss .........................              (16,499)              (16,452)
  Treasury stock, at cost, 1,684 and 1,712 shares ..............              (31,829)              (32,442)
                                                                            ---------             ---------
          Total stockholders' equity ...........................              163,402               159,030
                                                                            ---------             ---------
          Total liabilities and stockholders' equity ...........            $ 236,510             $ 222,714
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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                   ----------------------------------------
                                                   SEPTEMBER 29, 2002    SEPTEMBER 30, 2001
                                                   ------------------    ------------------
NET SALES ...........................................    $ 95,214             $ 93,153

COST OF SALES .......................................      68,395               68,272
                                                         --------             --------
    Gross profit ....................................      26,819               24,881
                                                         --------             --------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..............      12,029               13,002
  Administrative and general ........................       6,022                5,384
                                                         --------             --------
    Total costs and expenses ........................      18,051               18,386
                                                         --------             --------
    Income from operations ..........................       8,768                6,495

OTHER INCOME (EXPENSE):
  Interest income ...................................         415                  267
  Interest expense ..................................        (134)                (160)
  Equity in earnings of unconsolidated affiliates ...         470                  464
  Other (expense), net ..............................        (475)                (389)
                                                         --------             --------
    Total other income ..............................         276                  182
                                                         --------             --------
    Income before income taxes and
       minority interests ...........................       9,044                6,677

INCOME TAX EXPENSE ..................................       2,585                1,983

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES .......................         141                   86
                                                         --------             --------
    NET INCOME ......................................    $  6,318             $  4,608
                                                         ========             ========


    Earnings per share:
        Basic .......................................    $   0.45             $   0.33
        Diluted .....................................        0.44                 0.33

    Weighted average common shares outstanding:
         Basic ......................................      14,184               14,044
         Diluted ....................................      14,420               14,131

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                          ---------------------------------------
                                                                          SEPTEMBER 29, 2002   SEPTEMBER 30, 2001
                                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..........................................................     $  6,318             $  4,608
     Adjustments to reconcile net income to net cash provided by (used in)
         operating activities:
            Depreciation and amortization ................................        1,938                1,814
            Deferred income taxes ........................................        1,540                 (115)
            Gain on disposition of assets ................................           (6)                 (27)
            Equity in earnings of unconsolidated affiliates ..............         (470)                (464)
            Change in assets and liabilities:
                   Accounts receivable, net ..............................       (4,744)                (245)
                   Inventories ...........................................       (6,324)              (6,173)
                   Prepaid expenses ......................................       (1,143)                (737)
                   Other assets ..........................................       (5,266)                 632
                   Accounts payable and accrued liabilities ..............        7,426                4,728
                   Income taxes payable ..................................          293                1,347
                   Other noncurrent liabilities ..........................           44                   40
                   Minority interests ....................................         (158)                (231)
                                                                               --------             --------
                       Net cash provided by (used in) operating
                           activities ....................................         (552)               5,177
                                                                               --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ..........................       (2,632)              (1,867)
     Proceeds from disposals of property, plant and equipment ............            9                   38
     Increase (decrease) in due to affiliates ............................           47                 (106)
                                                                               --------             --------
                       Net cash used in investing activities .............       (2,576)              (1,935)
                                                                               --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in short-term debt .........................................                            (4,000)
     Additions to long-term debt .........................................          270                  531
     Repayments of long-term debt ........................................         (126)                (201)
     Dividends paid ......................................................       (2,338)              (2,247)
     Sales of common stock ...............................................          412                   83
     Collection of employee discount on stock ............................           31
                                                                               --------             --------
                       Net cash used in financing activities .............       (1,751)              (5,834)
                                                                               --------             --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS ....................................................         (203)                   9
                                                                               --------             --------
DECREASE IN CASH AND CASH EQUIVALENTS ....................................       (5,082)              (2,583)
CASH AND CASH EQUIVALENTS, beginning of period ...........................       21,500               14,990
                                                                               --------             --------
CASH AND CASH EQUIVALENTS, end of period .................................     $ 16,418             $ 12,407
                                                                               ========             ========
CASH PAID DURING THE PERIOD FOR:
     Interest ............................................................     $    123             $    249
     Income taxes ........................................................          819                  899

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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.   Basis for Preparation of the Consolidated Financial Statements

         The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the June 30, 2002, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

         The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

         The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Both fiscal 2002 and 2003 are 52-week periods.

2.   Earnings per Share

         Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                                       THREE MONTHS ENDED
                                             -----------------------------------------
                                             SEPTEMBER 29, 2002     SEPTEMBER 30, 2001
                                             ------------------     ------------------

         Basic                                     14,184                 14,044
         Effect of dilutive stock options             236                     87
                                                   ------                 ------
         Diluted                                   14,420                 14,131
                                                   ======                 ======

         Anti-dilutive stock
           stock options excluded in the
           above calculation                          210                    555
                                                   ======                 ======

3.   Inventories

         Inventories were composed of the following:

                                          SEPTEMBER 29, 2002         JUNE 30, 2002
                                          ------------------         -------------

         Raw materials                          $11,783                  $ 8,301
         Work in process                             88                       75
         Finished goods                          35,926                   33,600
         Packaging supplies                       6,846                    6,157
                                                -------                  -------
                           Total                $54,643                  $48,133
                                                =======                  =======

4.   Comprehensive Income

         The components of comprehensive income were as follows:

                                                    THREE MONTHS ENDED
                                          -------------------------------------------
                                          SEPTEMBER 29, 2002       SEPTEMBER 30, 2001
                                          ------------------       ------------------

Net income                                       $6,318                   $4,608
Other comprehensive income:
  Unrealized gains on marketable
    securities, net of tax:
   Realized (gains) reclassified
     to net income
   Unrealized gains                                   1                        1
  Unrealized gains (losses) on
     derivative financial
     instruments                                                             (32)
  Foreign currency translation
    adjustment                                      (48)                     (56)
                                                 ------                   ------
Total comprehensive income                       $6,271                   $4,521
                                                 ======                   ======

5.   Segment Information

                                                    THREE MONTHS ENDED
                                          -------------------------------------------
                                          SEPTEMBER 29, 2002       SEPTEMBER 30, 2001
                                          ------------------       ------------------
Net sales:
  Domestic                                     $ 60,223                 $ 60,526
  Europe                                         13,272                   12,212
  Central America                                21,719                   20,415
                                               --------                 --------
     Total consolidated                        $ 95,214                 $ 93,153
                                               ========                 ========

                                                    THREE MONTHS ENDED
                                          -------------------------------------------
                                          SEPTEMBER 29, 2002       SEPTEMBER 30, 2001
                                          ------------------       ------------------
Income:
  Operating income
    Domestic                                   $  9,447                 $  6,556
    Europe                                          233                      308
    Central America                               2,114                    2,197
                                               --------                 --------
      Total operating income                     11,794                    9,061
    General corporate expense                    (3,026)                  (2,566)
                                               --------                 --------
      Income from operations                      8,768                    6,495
  Interest expense                                 (134)                    (160)
  Equity in earnings of
    unconsolidated affiliates                       470                      464
  Other income (expense), net                       (60)                    (122)
                                               --------                 --------
  Income before income taxes
    and minority interests                     $  9,044                 $  6,677
                                               ========                 ========

6.   Changes in Accounting Principles

         Effective July 1, 2002, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. As of July 1, 2002, the Company completed the required impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets was needed. In accordance with SFAS No. 142, prior period amounts were not restated. For the three months ended September 30, 2001, amortization net of taxes of indefinite life intangibles was $12. Had the prior period been restated, the effect of adopting this statement would have had no material effect on the Company's results of operations or financial position. The net carrying value of indefinite life intangibles as of September 29, 2002 was $1,604.

         Effective July 1, 2002, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

         Effective July 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement establishes the methods of accounting for the impairment or disposal of long-lived assets by sale or otherwise. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

7.   Recently Issued Accounting Standards

         SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002. This statement broadens the presentation of discontinued operations to include more disposal transactions and restructurings planned and controlled by management that materially change the scope of the business or the manner in which that business is conducted. This statement is effective for business exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company in the third quarter of 2003. The Company does not expect adoption of this statement to have a material impact on the Company's results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.


GENERAL

         The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business. Both three-month periods ended September 29, 2002 and September 30, 2001 covered 13 weeks of operations.

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

         Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the Company's results of operations or financial position. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations or financial position of the Company's units located in that region because the Company has generally been able to pass on cost increases to its customers.

         The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.


ACCOUNTING POLICIES

         The following accounting policies are integral to understanding the financial statements contained herein reporting the operating results and financial position of the Company for the three months ended September 29, 2002 with comparative results for the previous year.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         In the normal course of business the Company extends credit to its customers. The Company regularly reviews these accounts and makes a provision for amounts that may become uncollectible. The Company regularly evaluates accounts receivable and the allowance for doubtful accounts based on historical loss experience, specific problem accounts and general economic conditions in its geographic markets, and adjustments to the allowance are charged or credited to income. Although the Company believes the allowance is adequate to provide for potential uncollectible accounts at September 29, 2002, there is a possibility that actual losses will differ from the amount estimated.

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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Securities and Exchange Commission encourages the disclosure of forward-looking information in order for investors to better understand the Company and enable more informed investment decisions. From time-to-time the Company does make oral and written statements that contain forward-looking statements. The Company tries to identify such statements with the use of words such as "estimate", "expect", "project", "intend", `plan", "believe", and other similar terms.

     Factors that could cause actual results to differ materially are the following:

         o   Changes in business, political and worldwide economic conditions
         o   Competitive market activity
         o   Change in product mix sold
         o   Trade buying patterns
         o   Litigation
         o   Interest rate and foreign currency exchange rate fluctuations
         o   Governmental laws and regulations including tax laws
         o   Change in generally accepted accounting policies
         o   Acts of God affecting manufacturing and distribution channels
         o   Acquisitions, divestitures and restructurings

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001


         For the three months ended September 29, 2002 sales increased $2.1 million or 2.2% to $95.2 million from $93.1 million for the previous fiscal year. Higher unit volumes increased sales $4.9 million while the combined effect of price and sales mix decreased sales by $2.8 million. Net foreign currency translation did not materially impact sales. In the domestic rice business sales of $59.4 million decreased $0.3 million or 0.5% from the prior year sales of $59.7 million. In total, volume increases added $1.6 million in sales. Sales in the domestic rice business were negatively affected $1.9 million due to a combination of sales mix and pricing reflecting the competitive market conditions. Sales by the Company's energy co-generation joint venture were even with the prior year at $0.8 million. Lower gas prices decreased sales $0.3 million and higher volumes increased sales by $0.3 million. Sales in Central America increased $1.3 million or 6.4% to $21.7 million compared to $20.4 million in the prior year. Higher volumes were recorded in both fruit juice and nectar products and cookie and cracker product lines. In total, the increase in volumes added $2.4 million to sales. A combination of price and product mix reduced sales $0.2 million and unfavorable currency translation reduced sales by $0.9 million. In Europe, sales increased $1.1 million or 8.7% to $13.3 million from $12.2 million in the prior year. Higher unit volumes increased sales by $0.6 million. A combination of price and product mix reduced sales by $0.4 million and favorable currency translation increased sales by $0.9 million.

         Gross profit increased $1.9 million or 7.8% to $26.8 million from $24.9 million a year earlier and increased as a percentage of sales to 28.2% from 26.7%. In the domestic rice business, gross profit increased $1.8 million or 10.3% to $18.8 million from $17.0 million in the same period in the prior year and increased as a percentage of sales to 31.6% from 28.5%. Gross profit increased primarily as a result of a favorable sales mix which included higher sales of value-added products and lower rice and energy costs. The domestic energy co-generation operations reported gross profit of $0.1 million which was even with the prior year. Gross profit in Central America improved by $0.1 million or 2.4% to $6.5 million and decreased as a percentage of sales to 30.2% from 31.3% in the prior year. The increase in gross profit was related to the sales increase while the decline in gross profit as a percentage of sales was related to additional promotional expenses due to competitive markets. In Europe gross profit was even with the prior year at $1.4 million but declined as a percentage of sales to 10.4% from 11.2% in the prior period as a result of product mix.

         Administrative and general expenses increased by $0.6 million or 11.9% to $6.0 million from $5.4 million in the prior period. Administrative and general expenses increased at all the operating segments albeit these increases were small and generally reflected normal inflationary increases. In total, administrative and general expenses increased by $0.2 million at the operating segments. General corporate administrative expenses increased by $0.4 million due to normal inflationary increases and additional expenses related to pensions and incentive compensation plans.

         Operating income increased $2.3 million or 35.0% to $8.8 million from $6.5 million in the same period in the prior year. As a percentage of sales, operating income increased to 9.2% from 7.0% in the prior period. Operating income in the domestic rice business increased by $2.9 million or 44.4% to $9.3 million. In Central America, operating income decreased $0.1 million or 3.8% to $2.1 million. Higher advertising, selling and warehousing expenses of $0.2 million and a slight increase in administrative expenses offset the $0.1 million increase in gross profit. Operating income in Europe decreased $0.1 million from the prior year's operating income of $0.3 million to $0.2 million.

         Other income of $0.3 million increased by $0.1 million from the prior year. For the quarter ending September 29, 2002 the Company recorded net interest income of $0.3 million, an increase of $0.2 million over the prior year. The increase in interest income was primarily related to improved cash flow associated with the higher level of operating profit. Equity in the earnings of unconsolidated affiliates of $0.5 million was even with the corresponding period last year. Other miscellaneous expenses increased by $0.1 million to $0.5 million.

         Income tax expense of $2.6 million reflected an increase of $0.6 million from the same period in the prior year due to the increase in income before tax. The effective rate decreased slightly to 28.6% from 29.7% in the same period last year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate and the utilization of energy tax credits related to the Company's co-generation joint venture.

         Net income for the quarter ending September 29, 2002 increased $1.7 million or 37.1% to $6.3 million from $4.6 million in the prior fiscal year. Diluted earnings per share were $0.44, up from $0.33 in the prior period.


LIQUIDITY AND CAPITAL RESOURCES

         For the quarter ended September 29, 2002 cash of $0.6 million was used by operating activities. In the prior year cash of $5.2 million was provided by operating activities. The increase in net income and non-cash charges for depreciation and amortization provided an additional $1.8 million as compared to results for the prior year. Cash was provided by an increase in the provision for deferred income taxes of $1.5 million while in the prior period cash was used to reduce deferred income taxes by $0.1 million. Cash was used to increase working capital by $4.5 million while in the prior year $1.1 million was used to increase working capital. Other assets increased by $5.3 million in the current year as compared to a decrease of $0.6 million in the prior year. The increase was primarily related to a cash contribution to the Company's defined benefit pension plan.

         Cash used in investing activities increased $0.7 million to $2.6 million as compared to cash used in investing activities in the prior year of $1.9 million. Additions to property, plant and equipment in the current quarter totaled $2.6 million, an increase of $0.8 million from the comparable period last year. There was also an increase in amounts due from affiliates of $0.1 million.

         Cash used in financing activities decreased by $4.1 million in the quarter ended September 29, 2002 to $1.7 million. In the current year a net increase in short and long-term debt of $0.1 million provided cash while in the prior year the Company used $3.7 million to decrease net debt. Funds used for dividend payments increased by $0.1 million during the quarter ended September 29, 2002. Cash provided from sale of common stock through the exercise of employee stock options increased to $0.4 million from $0.1 million in the same period last year.

         On October 16, 2002 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.17 per share from $0.165 per share, for an indicated annual rate of $0.68 per share.

         As of September 29, 2002, the board of directors of the Company had authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. For the three months ended September 29, 2002, the Company did not repurchase any shares. Through September 29, 2002, the Company has repurchased a total of 2.0 million shares and 338.0 thousand shares have been reissued upon exercise of employee stock options.

         During the prior fiscal year, the Company became a co-guarantor of a term loan made to its unconsolidated affiliate, Herto N.V., a Belgian company engaged in the manufacture and sale of rice cakes, by a foreign bank. The terms of the loan agreement provide for a maximum credit available to Herto N.V. of Euro7.5 million (or $7.5 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of Euro7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. which provides that the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee.

         Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Elton Kennedy, a director of the Company, is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $1.9 million promissory note payable by the Partnership.

         The Company has a $20.0 million domestic, short-term, unsecured revolving credit facility with one bank. Under the terms of this facility, the Company has the option of borrowing at the bank's prime rate or at the Libor rate plus 0.625%. At September 29, 2002, the Company had no outstanding loans and $1.9 million in letters of credit outstanding under this credit facility. This facility will expire in fiscal 2003 and the Company expects to renew the facility for another one-year period. The agreement contains limited financial covenants and the Company is currently in compliance with all of these covenants.

         The Company holds a portfolio of marketable securities with a market value of $0.1 million at September 29, 2002 which is available to provide additional liquidity.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of September 29, 2002 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.


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


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

         Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b) Changes in internal controls

         Not applicable.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on October 16, 2002. The matters voted on were as follows:

         (a) Proposal for the election of eleven directors for one year terms:

     Nominee                           Votes For               Votes Withheld
     -------                           ---------               --------------
     Frank A. Godchaux III             12,766,811                 242,280
     Charler R. Godchaux               12,766,611                 242,480
     Frank K. Godchaux                 12,856,117                 152,974
     Joseph A. Hafner, Jr.             12,243,752                 765,339
     W. David Hanks                    12,243,552                 765,539
     E. Wayne Ray, Jr                  12,243,502                 765,589
     W. Elton Kennedy                  12,768,211                 240,880
     E. James Lowrey                   12,864,217                 144,874
     Theresa G. Payne                  12,868,517                 140,574
     Patrick W. Rose                   12,867,017                 142,074
     Thomas B. Walker, Jr.             12,865,117                 143,974

         (b) Proposal to approve and ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending June 29, 2003:

         Votes for                              12,998,580
         Votes against                               8,908
         Abstain                                     1,603

         (c) Proposal to approve and ratify the First Amendment of the 1997 Stock Option Plan:

         Votes for                              11,550,333
         Votes against                             452,412
         Abstain                                   260,685
         Non-Votes                                 745,661

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  10.20   Amendment to the 1997 Stock Option Plan dated October 16,
                      2002.

              15 Letters from KPMG LLP dated October 14, 2002, regarding unaudited financial statements.

              99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RIVIANA FOODS INC.
                                      (Registrant)

November 1, 2002                    /s/ Joseph A. Hafner, Jr.
                                    -------------------------------------
                                    Joseph A. Hafner, Jr.
                                    Chief Executive Officer, President and
                                    Director
                                    (Principal Executive Officer)


November 1, 2002                    /s/ E. Wayne Ray, Jr.
                                    -----------------------
                                    E. Wayne Ray, Jr.
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Director
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Joseph A. Hafner, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Riviana Foods Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 pays prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (of persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002                        /s/ Joseph A. Hafner, Jr.
                                              ----------------------------------
                                              Joseph A. Hafner, Jr.
                                              Chief Executive Officer
                                       16

                                  CERTIFICATION

I, E. Wayne Ray, Jr., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Riviana Foods Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 pays prior to the filing date of this quarterly report (the "Evaluation Date"); and

     f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (of persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002                     /s/ E. Wayne Ray, Jr.
                                           -----------------------------------
                                           E. Wayne Ray, Jr.
                                           Vice President, Chief Financial
                                           Officer and Treasurer

                                  EXHIBIT INDEX


                                                                                         Sequential
No.                            Description                                               Page Number
---      -----------------------------------------------------------------------         -----------
10.20    Amendment to the 1997 Stock Option Plan dated October 16, 2002                      19

15       Letters from KPMG LLP dated October 14, 2002, regarding unaudited                   20
         financial statements

99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C., Section         22
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C., Section         23
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002