Form 10-Q
period 2002-12-29
RIVIANA FOODS INC /DE/
filed 2003-01-31
CIK 934650

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

                  For the quarterly period ended December 29, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    ----------

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


         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at January 27, 2003, was 14,283,266.


================================================================================

                               RIVIANA FOODS INC.
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 29, 2002

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at December 29, 2002 and June 30, 2002..............................1

                  Consolidated Statements of Income for the Three Months and Six Months
                     Ended December 29, 2002 and December 30, 2001................................................2

                  Consolidated Statements of Cash Flows for the Six Months Ended
                     December 29, 2002 and December 30, 2001......................................................3

                  Notes to Consolidated Financial Statements......................................................4

         Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                        of Operations.............................................................................8

         Item 3 -- Quantitative and Qualitative Disclosure about Market Risk.....................................14

         Item 4 -- Controls and Procedures.......................................................................15

Part II -- Other Information

         Item 4 -- Submission of Matters to a Vote of Security Holders...........................................16

         Item 6 -- Exhibits and Reports on Form 8-K..............................................................16

Signature........................................................................................................17

Exhibit Index....................................................................................................20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          DECEMBER 29, 2002        JUNE 30, 2002
                                                                                          -----------------      -----------------
                                                                                              (UNAUDITED)             (AUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash ..............................................................................     $           8,821      $          11,569
  Cash equivalents ..................................................................                 8,916                  9,931
  Marketable securities .............................................................                    66                     65
  Accounts receivable, less allowance for doubtful accounts of $1,399 and $1,245 ....                42,830                 35,748
  Inventories .......................................................................                53,966                 48,133
  Prepaid expenses ..................................................................                 4,989                  3,212
                                                                                          -----------------      -----------------
          Total current assets ......................................................               119,588                108,658

PROPERTY, PLANT AND EQUIPMENT:
  Land ..............................................................................                 3,631                  3,576
  Buildings .........................................................................                33,927                 33,831
  Machinery and equipment ...........................................................               125,782                120,790
                                                                                          -----------------      -----------------
      Property, plant and equipment, gross ..........................................               163,340                158,197
  Less accumulated depreciation .....................................................               (69,922)               (66,051)
                                                                                          -----------------      -----------------
      Property, plant and equipment, net ............................................                93,418                 92,146

INVESTMENTS IN UNCONSOLIDATED AFFILIATES ............................................                12,481                 11,345
OTHER ASSETS ........................................................................                14,985                 10,565
                                                                                          -----------------      -----------------
              Total assets ..........................................................     $         240,472      $         222,714
                                                                                          =================      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ...................................................................     $             129
  Current maturities of long-term debt ..............................................                   511      $             859
  Accounts payable ..................................................................                22,389                 19,598
  Accrued liabilities ...............................................................                18,709                 18,204
  Income taxes payable ..............................................................                 5,753                  4,582
                                                                                          -----------------      -----------------
      Total current liabilities .....................................................                47,491                 43,243

LONG-TERM DEBT, net of current maturities ...........................................                 1,963                  1,537
DUE TO AFFILIATES ...................................................................                   986                    507
DEFERRED INCOME TAXES ...............................................................                 9,085                  8,095
OTHER NONCURRENT LIABILITIES ........................................................                 4,039                  3,814
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ..................................................................                 6,343                  6,488

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued .....................
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued .....................                15,883                 15,883
  Paid-in capital ...................................................................                 7,092                  7,044
  Retained earnings .................................................................               194,534                184,997
  Accumulated other comprehensive loss ..............................................               (16,570)               (16,452)
  Treasury stock, at cost, 1,614 and 1,712 shares ...................................               (30,374)               (32,442)
                                                                                          -----------------      -----------------
          Total stockholders' equity ................................................               170,565                159,030
                                                                                          -----------------      -----------------
          Total liabilities and stockholders' equity ................................     $         240,472      $         222,714
                                                                                          =================      =================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                   -------------------------------------   -------------------------------------
                                                   DECEMBER 29, 2002   DECEMBER 30, 2001   DECEMBER 29, 2002   DECEMBER 30, 2001
                                                   -----------------   -----------------   -----------------   -----------------
NET SALES .......................................  $          98,229   $          98,675   $         193,443   $         191,828

COST OF SALES ...................................             69,809              69,625             138,204             137,897
                                                   -----------------   -----------------   -----------------   -----------------
    Gross profit ................................             28,420              29,050              55,239              53,931
                                                   -----------------   -----------------   -----------------   -----------------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..........             13,281              13,906              25,310              26,908
  Administrative and general ....................              5,967               5,441              11,989              10,825
                                                   -----------------   -----------------   -----------------   -----------------
    Total costs and expenses ....................             19,248              19,347              37,299              37,733
                                                   -----------------   -----------------   -----------------   -----------------
    Income from operations ......................              9,172               9,703              17,940              16,198

OTHER INCOME (EXPENSE):
  Interest income ...............................                380                 237                 795                 504
  Interest expense ..............................               (146)               (128)               (280)               (288)
  Equity in earnings of unconsolidated
     affiliates .................................                607                 739               1,077               1,203
  Other (expense), net ..........................               (233)               (592)               (708)               (981)
                                                   -----------------   -----------------   -----------------   -----------------
    Total other income ..........................                608                 256                 884                 438
                                                   -----------------   -----------------   -----------------   -----------------
    Income before income taxes and
       minority interests .......................              9,780               9,959              18,824              16,636

INCOME TAX EXPENSE ..............................              1,223               2,061               3,808               4,044

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ...................                 70                  (4)                211                  82
                                                   -----------------   -----------------   -----------------   -----------------
    NET INCOME ..................................  $           8,487   $           7,902   $          14,805   $          12,510
                                                   =================   =================   =================   =================


    Earnings per share:
        Basic ...................................  $            0.60   $            0.56   $            1.04   $            0.89
        Diluted .................................               0.58                0.56                1.02                0.88

    Weighted average common shares outstanding:
         Basic ..................................             14,235              14,050              14,209              14,047
         Diluted ................................             14,583              14,160              14,546              14,145

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                     ----------------------------------------
                                                                                     DECEMBER 29, 2002      DECEMBER 30, 2001
                                                                                     -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................     $          14,805      $          12,510
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization .........................................                 4,088                  3,672
         Deferred income taxes .................................................                   992                   (301)
         Gain on disposition of assets .........................................                    (7)                   (28)
         Equity in earnings of unconsolidated affiliates .......................                (1,077)                (1,203)
         Change in assets and liabilities, excluding effects of acquisition:
              Accounts receivable, net .........................................                (6,771)                 1,163
              Inventories ......................................................                (5,581)                (3,849)
              Prepaid expenses .................................................                (1,720)                  (320)
              Other assets .....................................................                (4,441)                   566
              Accounts payable and accrued liabilities .........................                 2,920                 (1,413)
              Income taxes payable .............................................                 1,177                    227
              Other noncurrent liabilities .....................................                   215                     53
              Minority interests ...............................................                   (87)                  (263)
                                                                                     -----------------      -----------------
                 Net cash provided by operating activities .....................                 4,513                 10,814
                                                                                     -----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment .................................                (5,576)                (3,929)
    Proceeds from disposals of property, plant and equipment ...................                    51                     48
    Increase in due to affiliates ..............................................                   435                    267
                                                                                     -----------------      -----------------
                 Net cash used in investing activities .........................                (5,090)                (3,614)
                                                                                     -----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in short-term debt .....................................                   129                 (4,000)
    Additions to long-term debt ................................................                   760                  1,088
    Repayments of long-term debt ...............................................                  (563)                  (829)
    Dividends paid .............................................................                (4,679)                (4,494)
    Sales of common stock ......................................................                 1,565                    127
    Collection of employee discount on stock ...................................                    48                     45
                                                                                     -----------------      -----------------
                 Net cash used in financing activities .........................                (2,740)                (8,063)
                                                                                     -----------------      -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS ...........................................................                  (446)                  (229)
                                                                                     -----------------      -----------------
DECREASE IN CASH AND CASH EQUIVALENTS ..........................................                (3,763)                (1,092)
CASH AND CASH EQUIVALENTS, beginning of period .................................                21,500                 14,990
                                                                                     -----------------      -----------------
CASH AND CASH EQUIVALENTS, end of period .......................................     $          17,737      $          13,898
                                                                                     =================      =================
CASH PAID DURING THE PERIOD FOR:
    Interest ...................................................................     $             280      $             248
    Income taxes ...............................................................                 2,175                  4,393

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

                       RIVIANA FOODS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


1.       Basis for Preparation of the Consolidated Financial Statements

                  The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the June 30, 2002 consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002.

                  The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Both fiscal 2003 and 2002 are 52-week periods.

2.       Earnings per Share

                  Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                   Three Months Ended                           Six Months Ended
                          --------------------------------------    --------------------------------------
                          December 29, 2002    December 30, 2001    December 29, 2002    December 30, 2001
                          -----------------    -----------------    -----------------    -----------------
    Basic                            14,235               14,050               14,209               14,047
    Stock options                       348                  110                  337                   98
                          -----------------    -----------------    -----------------    -----------------
    Diluted                          14,583               14,160               14,546               14,145
                          =================    =================    =================    =================

    Anti-dilutive stock
      option shares
      excluded in the
      above calculation                   0                  437                  157                  614
                          =================    =================    =================    =================

3.       Inventories

                  Inventories were composed of the following:

                                     December 29, 2002     June 30, 2002
                                     -----------------     -------------
       Raw materials                           $11,780            $8,301
       Work in process                              68                75
       Finished goods                           34,479            33,600
       Packaging supplies                        7,639             6,157
                                     -----------------     -------------
                 Total                         $53,966           $48,133
                                     =================     =============

4.       Comprehensive Income

                                              Three Months Ended                           Six Months Ended
                                     --------------------------------------    --------------------------------------
                                     December 29, 2002    December 30, 2001    December 29, 2002    December 30, 2001
                                     -----------------    -----------------    -----------------    -----------------
Net income                                      $8,487               $7,902              $14,805              $12,510

Other comprehensive income:
  Unrealized gains on
    marketable securities,
    net of tax:
  Unrealized gains                                                                             1                    1
  Unrealized (losses) on
    derivative financial
    instruments                                                        (182)                                     (214)
  Foreign currency translation
    adjustment                                     (71)                (570)                (119)                (626)
                                     -----------------    -----------------    -----------------    -----------------
Total comprehensive income                      $8,416               $7,150              $14,687              $11,671
                                     =================    =================    =================    =================

5.       Segment Information

                                              Three Months Ended                           Six Months Ended
                                     --------------------------------------    --------------------------------------
                                     December 29, 2002    December 30, 2001    December 29, 2002    December 30, 2001
                                     -----------------    -----------------    -----------------    -----------------
Net sales:
  Domestic                                     $61,178              $64,810             $121,401             $125,336
  Europe                                        14,016               12,195               27,288               24,407
  Central America                               23,035               21,670               44,754               42,085
                                     -----------------    -----------------    -----------------    -----------------
      Total consolidated                       $98,229              $98,675             $193,443             $191,828
                                     =================    =================    =================    =================

                                              Three Months Ended                           Six Months Ended
                                     --------------------------------------    --------------------------------------
                                     December 29, 2002    December 30, 2001    December 29, 2002    December 30, 2001
                                     -----------------    -----------------    -----------------    -----------------
Income:
  Operating income
    Domestic                                    $8,888               $8,960              $18,335              $15,516
    Europe                                         304                  330                  537                  638
    Central America                              2,764                3,037                4,878                5,234
                                     -----------------    -----------------    -----------------    -----------------
      Total operating income                    11,956               12,327               23,750               21,388
    General corporate expenses                  (2,784)              (2,624)              (5,810)              (5,190)
                                     -----------------    -----------------    -----------------    -----------------
      Income from operations                     9,172                9,703               17,940               16,198
  Interest expense                                (146)                (128)                (280)                (288)
  Equity in earnings of
    unconsolidated affiliates                      607                  739                1,077                1,203
  Other income, net                                147                (355)                   87                 (477)
                                     -----------------    -----------------    -----------------    -----------------
    Income before income
      taxes and minority interests              $9,780               $9,959              $18,824              $16,636
                                     =================    =================    =================    =================

6.       Changes in Accounting Principles

                  Effective July 1, 2002, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. As of July 1, 2002, the Company completed the required impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets was needed. In accordance with SFAS No. 142, prior period amounts were not restated. For the six months ended December 30, 2001, amortization net of taxes of indefinite life intangibles was $23. Had the prior period been restated, the effect of adopting this statement would have had no material effect on the Company's results of operations or financial position. The net carrying value of indefinite life intangibles as of December 29, 2002 was $1,604.

                  Effective July 1, 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

                  Effective July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This pronouncement establishes the methods of accounting for the impairment or disposal of long-lived assets by sale or otherwise. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

7.       Recently Issued Accounting Standards

                  SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002. This statement broadens the presentation of discontinued operations to include more disposal transactions and restructurings planned and controlled by management that materially change the scope of the business or the manner in which that business is conducted. This statement is effective for business exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company in the third quarter of 2003. The Company does not expect adoption of this statement to have a material impact on the Company's results of operations or financial position.

                  SFAS No. 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure", was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based compensation. The Company has elected to follow the intrinsic value method in accounting for its employee stock options. Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.

                            RESOLUTION OF TAX MATTER


         The results of operations for the quarter ended December 29, 2002 included $1.4 million, or $0.10 per diluted share, net of minority interest of $0.1 million, reduction in tax expense due to the favorable resolution of a foreign tax matter. For the quarter ended December 30, 2001, the results of operations included $0.8 million, or $0.06 per diluted share, net of minority interest of $0.1 million, related to reduction in tax expense due to the favorable resolution of a foreign tax matter. The current year reduction in tax involved investment tax credits related to the capital investments made by the Company in Fiscal 1998 and the prior year reduction was related similarly to capital investments made by the Company in Fiscal 1997. The Company did not record the benefit attributable to these credits while their availability was uncertain; however, the matter has now been resolved in favor of the Company.


                                     GENERAL

         The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business. Both three-month and six-month periods ended December 29, 2002 and December 30, 2001 covered 13 weeks and 26 weeks of operations.

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


ACCOUNTING POLICIES

         The following accounting policies are integral to understanding the financial statements contained herein reporting the operating results and financial position of the Company for the three months and six months ended December 29, 2002 with comparative results for the previous year.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         In the normal course of business the Company extends credit to its customers. The Company regularly reviews these accounts and makes a provision for amounts that may become uncollectible. The Company regularly evaluates accounts receivable and the allowance for doubtful accounts based on historical loss experience, specific problem accounts and general economic conditions in its geographic markets, and adjustments to the allowance are charged or credited to income. Although the Company believes the allowance is adequate to provide for potential uncollectible accounts there is a possibility that actual losses will differ from the amount estimated.

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

FORWARD-LOOKING INFORMATION AND FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Securities and Exchange Commission encourages the disclosure of forward-looking information in order for investors to better understand the Company and enable more informed investment decisions. From time-to-time the Company does make oral and written statements that contain forward-looking statements. The Company tries to identify such statements with the use of words such as "estimate", "expect", "project", "intend", 'plan", "believe", and other similar terms.

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

RESULTS OF OPERATIONS

                      THREE MONTHS ENDED DECEMBER 29, 2002
                COMPARED TO THREE MONTHS ENDED DECEMBER 30, 2001


         For the three months ended December 29, 2002 sales decreased $0.5 million or 0.5% to $98.2 million from $98.7 million for the previous fiscal year. Unit volumes had no material impact on sales while the combined effect of price and sales mix decreased sales by $1.1 million. Favorable currency translation increased sales $0.6 million. In the domestic rice business sales of $60.0 million decreased $3.6 million or 5.7% from the prior year sales of $63.6 million. Competitive market conditions resulted in lower unit volumes and reduced sales by $2.5 million. A combination of lower prices and sales mix reduced sales a further $1.1 million. Total retail unit volumes decreased by 2.6% and non-retail unit volumes declined by 7.4% primarily due to competitive market conditions. Sales by the Company's energy co-generation joint venture were even with the prior year at $1.2 million. Sales in Central America increased $1.3 million or 6.3% to $23.0 million compared to $21.7 million in the prior year. Higher volumes were recorded in both fruit nectar and juice products and cookie and cracker product lines. In total, the increase in volumes added $1.3 million to sales. Price increases, primarily in cookie and cracker products increased sales by $0.7 million and unfavorable currency translation reduced sales by $0.7 million. In Europe, sales increased $1.8 million or 14.9% to $14.0 million from $12.2 million in the prior year. Higher unit volumes increased sales by $1.2 million. A combination of price and product mix reduced sales by $0.7 million and favorable currency translation increased sales by $1.3 million.

         Gross profit declined $0.6 million or 2.1% to $28.4 million from $29.0 million a year earlier and decreased as a percentage of sales to 28.9% from 29.4%. In the domestic rice business, gross profit decreased $0.8 million or 4.2% to $19.9 million from $20.7 million in the same period in the prior year but increased as a percentage of sales to 33.1% from 32.6%. Gross profit declined primarily as a result of lower sales. The domestic energy co-generation operations reported a loss at the gross profit level of $0.2 million versus a loss of $0.3 million in the prior year. Gross profit in Central America was about even with the prior year at $7.3 million but decreased as a percentage of sales to 31.8% from 33.6% in the prior year. Competitive market conditions primarily in the cookie and cracker product lines and an increase in sales to export markets, where margins are lower, reduced the gross profit as a percentage of sales. In Europe gross profit increased by $0.1 million or 9.8% to $1.4 million, but decreased slightly as a percentage of sales to 10.5% from 11.0% in the prior year. The increase in gross profit was due to the increase in sales.

         Advertising, selling and warehousing expenses of $13.3 million decreased $0.6 million from the corresponding quarter in the prior year. A decrease of $0.9 million in the domestic rice business was offset by an increase of $0.2 million in Central America and $0.1 million in Europe.

         Administrative and general expenses increased by $0.5 million or 9.7% to $5.9 million from $5.4 million in the prior period.


         Operating income decreased $0.5 million or 5.5% to $9.2 million from $9.7 million in the same period in the prior year. As a percentage of sales, operating income decreased to 9.3% from 9.8% in the prior period. Operating income in the domestic rice business decreased by $0.1 million or 1.4% to $9.1 million primarily due to the reduction in sales and related gross profit. In Central America, operating income decreased $0.3 million or 9.0% to $2.8 million due to higher advertising, selling and warehousing expenses of $0.2 million and a $0.1 million increase in administrative expense. Operating income in Europe was approximately even with the prior year at $0.3 million. The $0.1 million increase in gross profit was offset by an equivalent increase in advertising, selling and warehousing expense.

         Other income of $0.6 million increased by $0.4 million from the prior year. In the current period the Company recorded net interest income of $0.2 million as compared to net interest income of $0.1 million in the prior year. Equity in the earnings of unconsolidated affiliates of $0.6 million was $0.1 million lower than the same period in the prior year due to lower earnings from its affiliate, Boost Nutrition. Other miscellaneous expenses decreased by $0.4 million to $0.2 million primarily due to the settlement of a dispute regarding a mineral lease in which the Company received a payment of $0.3 million.

         Income tax expense of $1.2 million was $0.8 million lower than in the same period in the prior year. The effective rate decreased to 12.5% from 20.7% in the same period last year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate, the utilization of tax credits and the resolution of a foreign tax matter in the second fiscal quarter as discussed previously.

         Net income for the quarter ending December 29, 2002 increased $0.6 million or 7.4% to $8.5 million from $7.9 million in the prior fiscal year. Diluted earnings per share were $0.58, up from $0.56 in the same quarter last year.


                       SIX MONTHS ENDED DECEMBER 29, 2002
                 COMPARED TO SIX MONTHS ENDED DECEMBER 30, 2001


         For the six months ended December 29, 2002 sales increased $1.6 million or 0.8% to $193.4 million from $191.8 million for the previous fiscal year. Higher volumes increased sales $4.9 million and the combined effect of price and sales mix decreased sales by $3.9 million. Favorable currency translation increased sales by $0.6 million. In the domestic rice business sales of $119.3 million decreased $4.0 million or 3.2% from the prior year sales of $123.3 million. Flat or lower unit volumes were recorded across all sectors in the domestic rice business with the exception of foodservice and brown rice which increased by 34.3% and 11.1%, respectively. In total, lower unit volumes accounted for $0.9 million of the total $4.0 million decrease in sales. Total retail volumes declined by 0.8% and non-retail volumes increased by 0.6%. Sales in the domestic rice business were also negatively affected $3.1 million due to a combination of sales mix and pricing reflecting competitive market conditions. The Company's energy co-generation joint venture sales were essentially flat with the prior year at $2.0 million. Sales in Central America increased $2.7 million or 6.3% to $44.8 million compared to $42.1 million in the prior year. Higher volumes were recorded in fruit nectar and juice products and cookie and crackers. In total, higher volumes increased sales by $3.7 million. Higher prices increased sales by $0.5 million and unfavorable currency translation reduced sales by $1.5 million. In Europe, sales increased $2.9 million or 11.8% to $27.3 million from $24.4 million in the prior year. Higher unit volumes increased sales by $1.8 million. A combination of price and product mix reduced sales by $1.0 million and favorable currency translation increased sales by $2.1 million.

         Gross profit increased by $1.3 million or 2.4% to $55.2 million from $53.9 million a year earlier and increased as a percentage of sales to 28.6% from 28.1%. In the domestic rice business, gross profit increased $0.9 million or 2.4% to $38.6 million from $37.7 million in the same period in the prior year. Gross profit increased primarily as a result of lower rice costs in the first quarter of the current fiscal year. In the domestic rice business, gross profit as a percentage of sales increased to 32.4% from 30.6% last year. The domestic energy co-generation operations reported a loss at the gross profit level of $0.1 million which was slightly less than the $0.2 million loss reported in the prior year. Gross profit in Central America improved by $0.2 million or 1.4% to $13.9 million but decreased as a percentage of sales to 31.0% from 32.5% in the prior year. The gross profit increase followed the increased sales as noted previously. In Europe gross profit increased by $0.1 million or 5.1% to $2.8 million, and decreased as a percentage of sales to 10.4% from 11.1% in the prior year primarily as a result of competitive market conditions.

         Advertising, selling and warehousing expenses of $25.3 million decreased $1.6 million from the corresponding period in the prior year. A decrease of $2.2 million in the domestic rice business was offset by an increase of $0.4 million in Central America and $0.2 million in Europe.

         Administrative and general expenses increased by $1.2 million or 10.8% to $12.0 million from $10.8 million in the prior period.

         Operating income increased $1.7 million or 10.8% to $17.9 million from $16.2 million in the same period in the prior year. As a percentage of sales, operating income increased to 9.3% from 8.4% in the prior period. The increase in operating income was principally due to increased operating profit in the domestic rice business. Operating income in the domestic rice business increased by $2.7 million or 17.4% to $18.4 million. The increase in operating profit resulted primarily from the increased gross profit as discussed above and lower advertising, selling and warehousing expenses. In Central America, operating income decreased $0.4 million or 6.8% to $4.9 million. The increase in gross profit was offset by an increase of $0.4 million in advertising, selling and warehousing expenses and an increase in administrative expenses of $0.2 million. These increased expenses were related to the competitive market conditions in the region and increased distribution costs associated with market expansion activities. Operating income in Europe was even with the prior year at $0.6 million. The increase in gross profit was offset by an equivalent increase in advertising, selling and warehousing expenses.

         Other income of $0.9 million increased by $0.5 million from the prior year. Net interest income of $0.5 million increased $0.3 million over the prior year's $0.2 million. Equity in the earnings of unconsolidated affiliates of $1.1 million was $0.1 million below the same period in the prior year due to reduced earnings from its affiliates, Boost Nutrition C.V., its European rice joint venture, and Rivland Partnership, its rice flour joint venture. Other miscellaneous expenses decreased by $0.3 million to $0.7 million.

         Income tax expense of $3.8 million reflected a decrease of $0.2 million from the same period in the prior year notwithstanding an increase of $2.2 million in income before tax. The effective rate for the six months ended December 29, 2002 declined to 20.2% from 24.3% in the same period in the prior year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate, the utilization of tax credits and the resolution of a foreign tax matter in the second fiscal quarter as discussed previously.

         Net income for the six months ended December 29, 2002 increased $2.3 million or 18.4% to $14.8 million from $12.5 million in the prior fiscal year. Diluted earnings per share were $1.02, up from $0.88 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended December 29, 2002 cash of $4.5 million was generated from operating activities. In the prior year, cash of $10.8 million was provided by operating activities. The increase in net income and non-cash charges for depreciation and amortization provided an additional $2.7 million as compared to results for the prior year. Cash was provided by an increase in the provision for deferred income taxes of $1.0 million while in the prior period cash was used to reduce deferred taxes by $0.3 million. Cash was used to increase working capital by $10.0 million while in the prior year $4.2 million was used to increase working capital. Other assets increased by $4.4 million in the current year as compared to a decrease of $0.6 million in the prior year. The increase was primarily related to a cash contribution to the Company's defined benefit pension plan.

         Cash used in investing activities increased $1.5 million to $5.1 million as compared to cash used in investing activities in the prior year of $3.6 million. Additions to property, plant and equipment in the current period totaled $5.6 million, an increase of $1.7 million from the comparable period last year. There was also an increase in amounts due to affiliates of $0.2 million.

         Cash used in financing activities decreased by $5.3 million in the period ended December 29, 2002 to $2.7 million. In the current year a net increase in short and long-term debt of $0.3 million provided cash while in the prior year the Company used $3.7 million to decrease net debt. Funds used for dividend payments increased by $0.2 million in the current year. Cash provided from sale of common stock through the exercise of employee stock options increased to $1.6 million from $0.1 million in the same period last year.

         On October 16, 2002 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.17 per share from $0.165 per share, for an indicated annual rate of $0.68 per share.

         As of December 29, 2002, the board of directors of the Company had authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. For the six months ended December 29, 2002, the Company did not repurchase any shares. Through December 29, 2002, the Company has repurchased a total of 2.0 million shares and 408 thousand shares have been reissued upon exercise of employee stock options.

         The Company is a co-guarantor of a term loan by a foreign bank made to its unconsolidated affiliate, Herto N.V., a Belgian company engaged in the manufacture and sale of rice cakes. The terms of the loan agreement provide for a maximum credit available to Herto N.V. of (E)7.5 million (or $7.8 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of (E)7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. which provides that the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee.

         Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Elton Kennedy, a director of the Company, is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $2.0 million promissory note payable by the Partnership.

         The Company has a $20.0 million domestic, short-term, unsecured revolving credit facility with one bank. Under the terms of this facility, the Company has the option of borrowing at the bank's prime rate or at the Libor rate plus 0.625%. At December 29, 2002, the Company had no outstanding loans and $1.9 million in letters of credit outstanding under this credit facility. This facility will expire in fiscal 2003 and the Company expects to renew the facility for another one-year period. The agreement contains limited financial covenants and the Company is currently in compliance with all of these covenants.

         The Company holds a portfolio of marketable securities with a market value of $0.1 million at December 29, 2002 which is available to provide additional liquidity.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of December 29, 2002 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

RISK RELATING TO ARTHUR ANDERSEN LLP'S LACK OF CONSENT

         REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO CONSENT TO THE INCLUSION OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF RIVIANA FOODS INC. IN THIS FORM 10-Q REPORT AND THE READER WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933, AS AMENDED.

         Arthur Andersen LLP were previously the independent accountants for Riviana Foods Inc. until May 24, 2002. Representatives of Arthur Andersen LLP are not available to provide the consent required for the inclusion of their report on the financial statements of Riviana Foods Inc. incorporated in this Form 10-Q report, and the Company has dispensed with the requirement to file their consent in reliance upon rule 437a of the Securities Act of 1933, as amended. Because Arthur Andersen LLP have not consented to the inclusion of their report in this Form 10-Q report, the reader will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933, as amended for any untrue statements of a material fact contained in the financial statements that are incorporated by reference or any omissions to state a material fact required to be stated therein.


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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual meeting of stockholders was held on October 16, 2002. The matters voted on were as follows:

         (a) Proposal for the election of eleven directors for one year terms:

Nominee                                                   Votes For                       Votes Withheld
-------                                                  -----------                      --------------
Frank A. Godchaux III                                     12,766,811                          242,280
Charler R. Godchaux                                       12,766,611                          242,480
Frank K. Godchaux                                         12,856,117                          152,974
Joseph A. Hafner, Jr.                                     12,243,752                          765,339
W. David Hanks                                            12,243,552                          765,539
E. Wayne Ray, Jr                                          12,243,502                          765,589
W. Elton Kennedy                                          12,768,211                          240,880
E. James Lowrey                                           12,864,217                          144,874
Theresa G. Payne                                          12,868,517                          140,574
Patrick W. Rose                                           12,867,017                          142,074
Thomas B. Walker, Jr.                                     12,865,117                          143,974


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
                          October 16, 2002.

                  15 Letters from KPMG LLP dated January 24, 2003, regarding unaudited financial statements.

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


                                   RIVIANA FOODS INC.
                                     (Registrant)

January 31, 2003                   /s/ Joseph A. Hafner, Jr.
                                   ---------------------------
                                   Joseph A. Hafner, Jr.
                                   Chief Executive Officer, President and
                                   Director
                                   (Principal Executive Officer)


January 31, 2003                   /s/ E. Wayne Ray, Jr.
                                   -----------------------
                                   E. Wayne Ray, Jr.
                                   Vice President, Chief Financial Officer,
                                   Treasurer and Director
                                   (Principal Financial and Accounting Officer)

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

Date:    January 31, 2003                     /s/ Joseph A. Hafner, Jr.
                                              -------------------------
                                              Joseph A. Hafner, Jr.
                                              Chief Executive Officer

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

Date:  January 31, 2003                          /s/ E. Wayne Ray, Jr.
                                                 ---------------------
                                                 E. Wayne Ray, Jr.
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer

                                  EXHIBIT INDEX


No.                    Description
--       ---------------------------------------
10.20    Amendment to the 1997 Stock Option Plan dated October 16, 2002

15 Letters from KPMG LLP dated January 24, 2003, regarding unaudited financial statements

99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C., Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C., Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002