Form 10-Q
period 2003-03-30
RIVIANA FOODS INC /DE/
filed 2003-05-13
CIK 934650

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 30, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                            -------------     -------------

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

                Yes [X]   No  [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                Yes [X]   No  [ ]

         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at May 5, 2003, was 14,300,216.


================================================================================

                               RIVIANA FOODS INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2003

                                      INDEX

                                                                                                 Page
                                                                                                 ----
Part I -- Financial Information

         Item 1 -- Financial Statements

                  Consolidated Balance Sheets at March 30, 2003 and June 30, 2002 .............    1

                  Consolidated Statements of Income for the Three Months and Nine Months
                     Ended March 30, 2003 and March 31, 2002 ..................................    2

                  Consolidated Statements of Cash Flows for the Nine Months Ended
                     March 30, 2003 and March 31, 2002 ........................................    3

                  Notes to Consolidated Financial Statements ..................................    4

         Item 2 -- Management's Discussion and Analysis of Financial Condition and Results
                     of Operations ............................................................    9

         Item 3 -- Quantitative and Qualitative Disclosure about Market Risk ..................   16

         Item 4 -- Controls and Procedures ....................................................   17

Part II -- Other Information

         Item 4 -- Submission of Matters to a Vote of Security Holders ........................   18

         Item 6 -- Exhibits and Reports on Form 8-K ...........................................   18

Signature .....................................................................................   19

Exhibit Index .................................................................................   22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        MARCH 30, 2003    JUNE 30, 2002
                                                                                        --------------    --------------
                                                                                          (UNAUDITED)        (AUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash ..............................................................................   $        6,013    $       11,569
  Cash equivalents ..................................................................           10,552             9,931
  Marketable securities .............................................................               66                65
  Accounts receivable, less allowance for doubtful accounts of $1,398 and $1,245 ....           42,455            35,748
  Inventories .......................................................................           57,072            48,133
  Prepaid expenses ..................................................................            4,321             3,212
                                                                                        --------------    --------------
          Total current assets ......................................................          120,479           108,658

PROPERTY, PLANT AND EQUIPMENT:
  Land ..............................................................................            3,807             3,576
  Buildings .........................................................................           38,733            33,831
  Machinery and equipment ...........................................................          135,678           120,790
                                                                                        --------------    --------------
      Property, plant and equipment, gross ..........................................          178,218           158,197
  Less accumulated depreciation .....................................................          (71,393)          (66,051)
                                                                                        --------------    --------------
      Property, plant and equipment, net ............................................          106,825            92,146

INVESTMENTS IN UNCONSOLIDATED AFFILIATES ............................................           13,341            11,345
GOODWILL ............................................................................            9,310
OTHER ASSETS ........................................................................           14,396            10,565
                                                                                        --------------    --------------
              Total assets ..........................................................   $      264,351    $      222,714
                                                                                        ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term debt ...................................................................   $       22,000
  Current maturities of long-term debt ..............................................              598    $          859
  Accounts payable ..................................................................           19,909            19,598
  Accrued liabilities ...............................................................           20,310            18,204
  Income taxes payable ..............................................................            3,862             4,582
                                                                                        --------------    --------------
      Total current liabilities .....................................................           66,679            43,243

LONG-TERM DEBT, net of current maturities ...........................................            1,545             1,537
DUE TO AFFILIATES ...................................................................              659               507
DEFERRED INCOME TAXES ...............................................................           10,218             8,095
OTHER NONCURRENT LIABILITIES ........................................................            4,114             3,814
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ..................................................................            6,337             6,488

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued .....................           15,883            15,883
  Paid-in capital ...................................................................            7,095             7,044
  Retained earnings .................................................................          198,715           184,997
  Accumulated other comprehensive loss ..............................................          (16,983)          (16,452)
  Treasury stock, at cost, 1,591 and 1,712 shares ...................................          (29,911)          (32,442)
                                                                                        --------------    --------------
          Total stockholders' equity ................................................          174,799           159,030
                                                                                        --------------    --------------
          Total liabilities and stockholders' equity ................................   $      264,351    $      222,714
                                                                                        ==============    ==============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           --------------------------------    --------------------------------
                                                           MARCH 30, 2003    MARCH 31, 2002    MARCH 30, 2003    MARCH 31, 2002
                                                           --------------    --------------    --------------    --------------
NET SALES ..............................................   $       99,367    $       92,499    $      292,810    $      284,327

COST OF SALES ..........................................           71,784            65,360           209,988           203,257
                                                           --------------    --------------    --------------    --------------
    Gross profit .......................................           27,583            27,139            82,822            81,070
                                                           --------------    --------------    --------------    --------------

COSTS AND EXPENSES:
  Advertising, selling and warehousing .................           13,115            13,200            38,425            40,108
  Administrative and general ...........................            5,881             5,328            17,870            16,153
                                                           --------------    --------------    --------------    --------------
    Total costs and expenses ...........................           18,996            18,528            56,295            56,261
                                                           --------------    --------------    --------------    --------------
    Income from operations .............................            8,587             8,611            26,527            24,809

OTHER INCOME (EXPENSE):
  Interest income ......................................              402               281             1,197               785
  Interest expense .....................................             (189)             (118)             (469)             (406)
  Equity in earnings of unconsolidated affiliates ......              979               571             2,056             1,774
  Other, net ...........................................             (272)             (522)             (980)           (1,503)
                                                           --------------    --------------    --------------    --------------
    Total other income .................................              920               212             1,804               650
                                                           --------------    --------------    --------------    --------------
    Income before income taxes and
       minority interests ..............................            9,507             8,823            28,331            25,459

INCOME TAX EXPENSE .....................................            2,777             2,664             6,585             6,708

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES ..........................               25                84               236               166
                                                           --------------    --------------    --------------    --------------
    NET INCOME .........................................   $        6,705    $        6,075    $       21,510    $       18,585
                                                           ==============    ==============    ==============    ==============


    Earnings per share:
        Basic ..........................................   $         0.47    $         0.43    $         1.51    $         1.32
        Diluted ........................................             0.46              0.43              1.48              1.31

    Weighted average common shares outstanding:
         Basic .........................................           14,284            14,084            14,234            14,059
         Diluted .......................................           14,631            14,271            14,574            14,188


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                       --------------------------------
                                                                                       MARCH 30, 2003    MARCH 31, 2002
                                                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ....................................................................   $       21,510    $       18,585
     Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ..........................................            6,152             5,561
            Deferred income taxes ..................................................            2,124             1,946
            Gain on disposition of assets ..........................................              (47)              (33)
            Equity in earnings of unconsolidated affiliates ........................           (2,056)           (1,774)
            Change in assets and liabilities, excluding effects of acquisition:
                   Accounts receivable, net ........................................           (6,598)            2,394
                   Inventories .....................................................           (6,129)           (1,617)
                   Prepaid expenses ................................................           (1,110)           (2,424)
                   Other assets ....................................................           (2,714)           (3,786)
                   Accounts payable and accrued liabilities ........................            2,099            (2,926)
                   Income taxes payable ............................................             (668)             (181)
                   Other noncurrent liabilities ....................................              318                20
                   Minority interests ..............................................              (63)             (257)
                                                                                       --------------    --------------
                       Net cash provided by operating activities ...................           12,818            15,508
                                                                                       --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ....................................           (8,846)           (6,557)
     Proceeds from disposals of property, plant and equipment ......................              191                86
     Decrease in due to affiliates .................................................              135              (148)
     Cash paid for business and certain assets .....................................          (25,278)
                                                                                       --------------    --------------
                       Net cash used in investing activities .......................          (33,798)           (6,619)
                                                                                       --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in short-term debt ........................................           22,000            (4,000)
     Additions to long-term debt ...................................................            1,271             1,604
     Repayments of long-term debt ..................................................           (1,354)           (1,552)
     Dividends paid ................................................................           (7,103)           (6,812)
     Sales of common stock .........................................................            1,933             1,027
     Collection of employee discount on stock ......................................               51               100
                                                                                       --------------    --------------
                       Net cash provided by (used in) financing activities .........           16,798            (9,633)
                                                                                       --------------    --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
     CASH EQUIVALENTS ..............................................................             (753)             (481)
                                                                                       --------------    --------------
DECREASE IN CASH AND CASH EQUIVALENTS ..............................................           (4,935)           (1,225)
CASH AND CASH EQUIVALENTS, beginning of period .....................................           21,500            14,990
                                                                                       --------------    --------------
CASH AND CASH EQUIVALENTS, end of period ...........................................   $       16,565    $       13,765
                                                                                       ==============    ==============
CASH PAID DURING THE PERIOD FOR:
     Interest ......................................................................   $          405    $          494
     Income taxes ..................................................................            6,018             6,908


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

2.       Earnings per Share

                  Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                               Three Months Ended                  Nine Months Ended
                        --------------------------------    -------------------------------
                        March 30, 2003    March 31, 2002    March 30, 2003   March 31, 2002
                        --------------    --------------    --------------   --------------
Basic                           14,284            14,084            14,234           14,059
Stock options                      347               187               340              129
                        --------------    --------------    --------------   --------------
Diluted                         14,631            14,271            14,574           14,188
                        ==============    ==============    ==============   ==============

Anti-dilutive stock
  option shares
  excluded in the
  above calculation                  0               418               179              438
                        ==============    ==============    ==============   ==============

3.       Inventories

                  Inventories were composed of the following:


                     March 30, 2003   June 30, 2002
                     --------------   --------------
Raw materials        $       12,956   $        8,301
Work in process                  81               75
Finished goods               35,707           33,600
Packaging supplies            8,328            6,157
                     --------------   --------------
     Total           $       57,072   $       48,133
                     ==============   ==============

4.       Comprehensive Income

                  The components of comprehensive income were as follows:

                                         Three Months Ended                    Nine Months Ended
                                  ---------------------------------     ---------------------------------
                                  March 30, 2003     March 31, 2002     March 30, 2003     March 31, 2002
                                  --------------     --------------     --------------     --------------
Net income                        $        6,705     $        6,075     $       21,510     $       18,585

Other comprehensive income:
  Unrealized gains (losses) on
    marketable securities,
    net of tax                                                   (2)                 1                 (1)
  Unrealized gains (losses) on
    derivative financial
    instruments                                                 102                                  (112)
  Foreign currency translation
    adjustment                              (413)              (343)              (532)              (969)
                                  --------------     --------------     --------------     --------------
Total comprehensive income        $        6,292     $        5,832     $       20,979     $       17,503
                                  ==============     ==============     ==============     ==============

5.       Segment Information

                                         Three Months Ended                    Nine Months Ended
                                  ---------------------------------     ---------------------------------
                                  March 30, 2003     March 31, 2002     March 30, 2003     March 31, 2002
                                  --------------     --------------     --------------     --------------
Net sales:
  Domestic                        $       64,332     $       60,861     $      185,733     $      186,197
  Europe                                  13,433             11,185             40,720             35,592
  Central America                         21,602             20,453             66,357             62,538
                                  --------------     --------------     --------------     --------------
     Total consolidated           $       99,367     $       92,499     $      292,810     $      284,327
                                  ==============     ==============     ==============     ==============

                                            Three Months Ended                    Nine Months Ended
                                    ---------------------------------     ---------------------------------
                                    March 30, 2003     March 31, 2002     March 30, 2003     March 31, 2002
                                    --------------     --------------     --------------     --------------
Income:
  Operating income
    Domestic                        $        8,701     $        8,829     $       27,035     $       24,345
    Europe                                     189                666                724              1,304
    Central America                          2,454              1,925              7,334              7,159
                                    --------------     --------------     --------------     --------------
    Total operating income                  11,344             11,420             35,093             32,808
  General corporate expenses                (2,757)            (2,809)            (8,566)            (7,999)
                                    --------------     --------------     --------------     --------------
    Income from operations                   8,587              8,611             26,527             24,809
Interest expense                              (189)              (118)              (469)              (406)
Equity in earnings of
  unconsolidated affiliates                    979                571              2,056              1,774
Other income, net                              130               (241)               217               (718)
                                    --------------     --------------     --------------     --------------
  Income before income
    taxes and minority interests    $        9,507     $        8,823     $       28,331     $       25,459
                                    ==============     ==============     ==============     ==============

6.       Accounting Principles

                  Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. As of July 1, 2002, the Company completed the required impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no impairment to the carrying values of these assets was needed. In accordance with SFAS No. 142, prior period amounts were not restated. For the nine months ended March 31, 2002, amortization net of taxes of indefinite life intangibles was $34. Had the prior period been restated, the effect of adopting this statement would have had no material effect on the Company's results of operations or financial position. The net carrying value of goodwill and other indefinite life intangibles as of March 30, 2003 was $9,310 and $1,604.

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

                  Effective December 30, 2002, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement broadens the presentation of discontinued operations to include more disposal transactions and restructurings planned and controlled by management that materially change the scope of the business or the manner in which that business is conducted. This statement is effective for business exit or disposal activities initiated after December 31, 2002. The effect of adopting this statement had no material impact on the Company's results of operations or financial position.

                  Effective December 30, 2002, the Company adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies". The interpretation also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements in this interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

7.       Stock-Based Compensation

                  SFAS No. 148, "Accounting for Stock-Based
Compensation--Transition and Disclosure", was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based compensation. The Company has elected to follow the intrinsic value method in accounting for its employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees". Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  Had expense been determined based on the Black Scholes option pricing model at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                          Three Months Ended                    Nine Months Ended
                                  ---------------------------------     ---------------------------------
                                  March 30, 2003     March 31, 2002     March 30, 2003     March 31, 2002
                                  --------------     --------------     --------------     --------------
Net income:
  As reported                     $        6,705     $        6,075     $       21,510     $       18,585
  Pro forma stock-based
    compensation expense,
    net of tax                              (231)              (222)              (711)              (683)
                                  --------------     --------------     --------------     --------------
  Pro forma net income            $        6,474     $        5,853     $       20,799     $       17,902
                                  ==============     ==============     ==============     ==============

Earnings per share - basic
  As reported                     $         0.47     $         0.43     $         1.51     $         1.32
  Pro forma                                 0.45               0.42               1.46               1.27
Earnings per share - diluted
  As reported                     $         0.46     $         0.43     $         1.48     $         1.31
  Pro forma                                 0.44               0.41               1.43               1.27


8.       Business Acquisition

                  Effective February 10, 2003, the Company purchased all of the Rice Specialties business of ACH Food Companies, Inc. ("ACH") for about $25.3 million. The business located in Brinkley, Arkansas, and Mobile, Alabama, manufactures and sells a variety of rice products including quick-cooking rice for the U.S. food manufacturing, retail and foodservice industry. The results of operations are included in the Company's financial statements beginning February 10, 2003. The purchase price and the allocation to assets acquired have not been finalized pending the completion of appraisals of fixed and intangible assets and arbitration related to the value of inventory acquired.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.


BUSINESS ACQUISITION

         Effective February 10, 2003, the Company purchased all of the Rice Specialties business of ACH Food Companies, Inc. (ACH) for about $25.3 million. The business located in Brinkley, Arkansas, and Mobile, Alabama, manufactures and sells a variety of rice products including quick cooking rice for the U. S. food manufacturing, retail and foodservice industry. The results of operations are included in the Company's financial statements beginning February 10, 2003. The purchase price and the allocation to assets acquired has not been finalized pending the completion of appraisals of fixed and intangible assets and arbitration related to the value of inventory acquired.

RESOLUTION OF TAX MATTER

         The results of operations for the nine months ended March 30, 2003 included $1.4 million, or $0.10 per diluted share, net of minority interest of $0.1 million, reduction in tax expense due to the favorable resolution of a foreign tax matter in the previous fiscal quarter. For the nine months ended March 31, 2002, the results of operations included $0.8 million, or $0.06 per diluted share, net of minority interest of $0.1 million, related to reduction in tax expense due to the favorable resolution of a foreign tax matter in the second fiscal quarter. The current year reduction in tax involved investment tax credits related to the capital investments made by the Company in Fiscal 1998 and the prior year reduction was related similarly to capital investments made by the Company in Fiscal 1997. The Company did not record the benefit attributable to these credits while their availability was uncertain; however, the matter has now been resolved in favor of the Company.


GENERAL

         The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business. Both three-month and nine-month periods ended March 30, 2003 and March 31, 2002 covered 13 weeks and 39 weeks of operations.

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


ACCOUNTING POLICIES

         The following accounting policies are integral to understanding the financial statements contained herein reporting the operating results and financial position of the Company for the three months and nine months ended March 30, 2003 with comparative results for the previous year.

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

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 30, 2003
                  COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         For the three months ended March 30, 2003 sales increased $6.9 million or 7.4% to $99.4 million from $92.5 million for the previous fiscal year. Higher unit volumes increased sales by $7.8 million while the combined effect of price and sales mix decreased sales by $1.3 million. Favorable currency translation increased sales $0.4 million. In the domestic rice business sales of $62.8 million increased $3.2 million or 5.4% from the prior year sales of $59.6 million. Unit volumes increased 18.3% and added $6.3 million to sales. A combination of lower prices and sales mix reduced sales by $3.1 million. Total retail unit volumes increased by 3.2% and non-retail unit volumes, excluding by-products, increased by 60.5%. In the non-retail sector, foodservice, industrial specialty and export/commodity volumes increased 29.0%, 58.8% and 73.9%, respectively. The volume increases reported by the industrial specialty and export/commodity sectors were favorably impacted by the acquisition of the ACH Food Companies, Inc. rice specialties business. Sales by the Company's energy co-generation joint venture increased $0.3 million or 21.0% to $1.5 million. This increase was directly related to the increase in natural gas prices. Sales in Central America increased $1.2 million or 5.6% to $21.7 million compared to $20.5 million in the prior year. Unit volume sales of fruit nectar and juice products increased by 6.1%. Unit volume sales of cookie and cracker products were impacted by increased competitive activity and sales price increases and declined 2.7%. In total, the increase in volumes added $0.6 million to sales. Price increases increased sales by $1.6 million and unfavorable currency translation reduced sales by $1.0 million. In Europe, sales increased $2.2 million or 20.1% to $13.4 million from $11.2 million in the prior year. Higher unit volumes increased sales by $0.9 million. A combination of price and product mix reduced sales by $0.1 million and favorable currency translation increased sales by $1.4 million.

         Gross profit increased $0.5 million or 1.6% to $27.6 million from $27.1 million a year earlier and decreased as a percentage of sales to 27.8% from 29.3%. In the domestic rice business, gross profit decreased $0.6 million or 3.2% to $19.0 million from $19.6 million in the same period in the prior year and decreased as a percentage of sales to 30.2% from 32.9%. Gross profit declined primarily as a result of sales mix reflecting lower sales in the value-added categories of quick cooking rice and prepared rice mixes. The domestic energy co-generation operations reported a loss at the gross profit level of $0.1 million versus a profit of $0.1 million in the prior year. Gross profit in Central America increased $1.0 million to $7.2 million and increased as a percentage of sales to 33.3% from 30.5% in the prior year. The increase in gross profit was related to the increase in sales, sales price increases and improved operating efficiencies. In Europe gross profit increased by $0.3 million or 19.5% to $1.5 million, and, as a percentage of sales, was even with the prior year at 10.9%. The increase in gross profit was due to the increase in sales.

         Advertising, selling and warehousing expenses decreased $0.1 million to $13.1 million. A decrease of $0.8 million in the domestic rice business was partially offset by an increase of $0.2 million in Central America and $0.5 million in Europe. The increase reported in Central America was related to competitive markets and expanded distribution. In Europe, the increase was related to increased distribution activity and an increase in pension plan benefit costs. In Europe, in the prior year, the Company had a favorable adjustment to pension expense which was not repeated in the current year.

         Administrative and general expenses increased by $0.6 million or 10.4% to $5.9 million from $5.3 million in the prior period. Administrative and general expenses increased in the domestic rice business, Central America and Europe by $0.2 million, $0.2 million and $0.3 million, respectively. The increase in Europe was primarily related to an increase in pension plan expense as noted above. In the prior year, administrative and general expenses were reduced by a one-time favorable adjustment to pension expense relative to its European operations.

         Operating income was even with the prior year at $8.6 million. As a percentage of sales, operating income decreased to 8.6% from 9.3% in the prior period. Operating income in the domestic rice business was even with the prior year at $8.8 million as the decline in gross profit was offset by a decline in advertising, selling and warehousing expenses. In Central America, operating income increased $0.5 million or 27.7% to $2.5 million due to higher gross profit as discussed previously offset partially by increased advertising, selling and warehousing expenses and higher administrative expenses. Operating income in Europe decreased $0.5 million to $0.2 million. The $0.3 million increase in gross profit was offset by higher advertising, selling and warehousing and administrative expenses.

         Other income of $0.9 million increased by $0.7 million from the prior year. In the current period the Company recorded net interest income of $0.2 million which was even with the prior year. Equity in the earnings of unconsolidated affiliates of $1.0 million was $0.4 million higher than the same period in the prior year due improved earnings from its affiliate, Boost Nutrition. This affiliate, which manufactures and sells rice in Belgium and Germany, recorded strong volume gains in both countries. Other miscellaneous expenses decreased by $0.3 million to $0.3 million primarily due to the settlement of a dispute regarding a mineral lease.

         Income tax expense of $2.8 million was $0.1 million higher than in the same period in the prior year. The effective rate decreased to 29.2% from 30.2% in the same period last year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate and the utilization of tax credits.

         Net income for the quarter ending March 30, 2003 increased $0.6 million or 10.4% to $6.7 million from $6.1 million in the prior fiscal year. Diluted earnings per share were $0.46, up from $0.43 in the same quarter last year.


                        NINE MONTHS ENDED MARCH 30, 2003
                  COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

         For the nine months ended March 30, 2003 sales increased $8.5 million or 3.0% to $292.8 million from $284.3 million for the previous fiscal year. Higher volumes increased sales $12.7 million and the combined effect of price and sales mix decreased sales by $5.3 million. Favorable currency translation increased sales by $1.1 million. In the domestic rice business, sales of $182.2 million decreased $0.7 million or 0.4% from the prior year sales of $182.9 million. In total, higher unit volumes increased sales by $5.4 million and product mix decreased sales by $6.1 million. The Company's energy co-generation joint venture sales increased $0.3 million or 9.0% to $3.6 million from $3.3 million last year primarily due to higher natural gas prices. Sales in Central America increased $3.8 million or 6.1% to $66.3 million compared to $62.5 million in the prior year. Higher volumes were recorded in fruit nectar and juice products and cookie and crackers. In total, higher volumes increased sales by $4.2 million. Higher prices increased sales by $2.1 million and unfavorable currency translation reduced sales by $2.5 million. In Europe, sales increased $5.1 million or 14.4% to $40.7 million from $35.6 million in the prior year. Higher unit volumes increased sales by $2.8 million. A combination of price and product mix reduced sales by $1.3 million and favorable currency translation increased sales by $3.6 million.

         Gross profit increased by $1.7 million or 2.2% to $82.8 million from $81.1 million a year earlier and decreased slightly as a percentage of sales to 28.3% from 28.5%. In the domestic rice business, gross profit increased $0.3 million or 0.5% to $57.6 million from $57.3 million in the same period in the prior year. Gross profit increased primarily as a result of lower rice costs in the first quarter of the current fiscal year. In the domestic rice business, gross profit as a percentage of sales increased to 31.6% from 31.3% last year. The domestic energy co-generation operations reported a loss at the gross profit level of $0.2 million which was slightly more than the $0.1 million loss reported in the prior year. Gross profit in Central America improved by $1.2 million or 5.8% to $21.1 million but decreased minimally as a percentage of sales to 31.8% from 31.9% in the prior year. The gross profit increase followed the increased sales as noted previously. In Europe gross profit increased by $0.4 million or 9.6% to $4.3 million, and decreased as a percentage of sales to 10.6% from 11.0% in the prior year primarily as a result of competitive market conditions.

         Advertising, selling and warehousing expenses of $38.4 million decreased $1.7 million from the corresponding period in the prior year. A decrease of $2.9 million in the domestic rice business was partially offset by an increase of $0.6 million in Central America and $0.6 million in Europe.

         Administrative and general expenses increased by $1.7 million or 10.6% to $17.9 million from $16.2 million in the prior period. In total, pension plan costs increased by $0.5 million due to higher current year cost and in the prior year, the company recorded a one-time favorable adjustment to pension expense related to its European operations. Legal expenses increased by $0.3 million and startup expenses related to the Company's new distribution business in Panama increased $0.2 million. The balance of the increase in administrative and general expenses is related to normal salary increases and higher health care plan costs.

         Operating income increased $1.7 million or 6.9% to $26.5 million from $24.8 million in the same period in the prior year. As a percentage of sales, operating income increased to 9.1% from 8.7% in the prior period. The increase in operating income was principally due to increased operating income in the domestic rice business. Operating income in the domestic rice business increased by $2.7 million or 11.2% to $27.2 million. In Central America, operating income increased $0.2 million or 2.5% to $7.3 million. Operating income in Europe decreased $0.6 million to $0.7 million from $1.3 million last year.

         Other income of $1.8 million increased by $1.1 million from the prior year. Net interest income of $0.7 million increased $0.3 million over the prior year's $0.4 million. Equity in the earnings of unconsolidated affiliates of $2.1 million was $0.3 million higher than the same period in the prior year due increased earnings from its affiliate, Boost Nutrition C.V., its European rice joint venture. Other miscellaneous expenses decreased by $0.5 million to $1.0 million due primarily to the settlement of a mineral lease dispute.

         Income tax expense of $6.6 million reflected a decrease of $0.1 million from the same period in the prior year notwithstanding an increase of $2.9 million in income before tax. The effective rate for the nine months ended March 30, 2003 declined to 23.2% from 26.3% in the same period in the prior year. The effective tax rates for both periods are less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate, the utilization of tax credits and the resolution of a foreign tax matter in the second fiscal quarter as discussed previously.

         Net income for the nine months ended March 30, 2003 increased $2.9 million or 15.7% to $21.5 million from $18.6 million in the prior fiscal year. Diluted earnings per share were $1.48, up from $1.31 in the prior period.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended March 30, 2003 cash of $12.8 million was provided by operating activities. In the prior year, cash of $15.5 million was provided by operating activities. The increase in net income and non-cash charges for depreciation and amortization provided an additional $3.5 million as compared to results for the prior year. Cash was used to increase working capital by $12.4 million while in the prior year $4.8 million was used to increase working capital. Other assets increased by $2.7 million in the current year as compared to an increase of $3.8 million in the prior year. Equity in the earnings of unconsolidated affiliates increased $0.3 to $2.1 million from $1.8 million in the corresponding period last year.

         Cash used in investing activities increased $27.2 million to $33.8 million as compared to cash used in investing activities in the prior year of $6.6 million. The Company used $25.3 million to purchase the rice specialties business of ACH Food Companies, Inc. in the current fiscal quarter. Additions to property, plant and equipment in the current period totaled $8.8 million, an increase of $2.3 million from the comparable period last year.

         Cash of $16.8 million was provided by financing in the period ended March 30, 2003. In the prior year, cash of $9.6 million was used in financing activities. In the current year a net increase in short and long-term debt of $21.9 million provided cash while in the prior year the Company used $3.9 million to decrease net debt. The increase in the level of debt was related to the Company's purchase of the rice specialties business from ACH Food Companies, Inc. in February of the current year. Funds used for dividend payments increased by $0.3 million in the current year. Cash provided from sale of common stock through the exercise of employee stock options increased to $1.9 million from $1.0 million in the same period last year.

         On October 16, 2002 the Company's board of directors raised the quarterly dividend on the Company's common stock to $0.17 per share from $0.165 per share, for an indicated annual rate of $0.68 per share.

         As of March 30, 2003, the board of directors of the Company had authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. For the nine months ended March 30, 2003, the Company did not repurchase any shares. Through March 30, 2003, the Company has repurchased a total of 2.0 million shares and 431 thousand shares have been reissued upon exercise of employee stock options.

         The Company is a co-guarantor of a term loan by a foreign bank made to its unconsolidated affiliate, Herto N.V., a Belgian company engaged in the manufacture and sale of rice cakes. The terms of the loan agreement provide for a maximum credit available to Herto N.V. of E7.5 million (or $8.1 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of E7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. which provides that the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee.

         Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Elton Kennedy, a director of the Company, is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $2.0 million promissory note payable by the Partnership.

         The Company has a $35.0 million domestic, short-term, unsecured revolving credit facility with one bank. Under the terms of this facility, the Company has the option of borrowing at the bank's prime rate or at the Libor rate plus 0.625%. At March 30, 2003, the Company had $22.0 million in loans outstanding used for the acquisition of the rice specialties business from ACH Food Companies, Inc. and $2.1 million in letters of credit outstanding under this credit facility. This facility will expire in fiscal 2003 and the Company expects to renew the facility for another one-year period. The agreement contains limited financial covenants and the Company is currently in compliance with all of these covenants.

         The Company holds a portfolio of marketable securities with a market value of $0.1 million at March 30, 2003 which is available to provide additional liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of March 30, 2003 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.


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

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's annual meeting of stockholders was held on October 16, 2002. The matters voted on were as follows:

          (a)  Proposal for the election of eleven directors for one year terms:

Nominee                      Votes For        Votes Withheld
-------                      ---------        --------------
Frank A. Godchaux III        12,766,811           242,280
Charles R. Godchaux          12,766,611           242,480
Frank K. Godchaux            12,856,117           152,974
Joseph A. Hafner, Jr.        12,243,752           765,339
W. David Hanks               12,243,552           765,539
E. Wayne Ray, Jr.            12,243,502           765,589
W. Elton Kennedy             12,768,211           240,880
E. James Lowrey              12,864,217           144,874
Theresa G. Payne             12,868,517           140,574
Patrick W. Rose              12,867,017           142,074
Thomas B. Walker, Jr.        12,865,117           143,974

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



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  10.20  Amendment to the 1997 Stock Option Plan dated October 16,
                      2002 included as Exhibit 10.20 to Form 10-Q of the Registrant filed January 31, 2003, which exhibit is incorporated herein by reference.

               15 Letters from KPMG LLP dated April 24, 2003, regarding unaudited financial statements.

               99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K.

               Current Report on Form 8-K dated February 4, 2003, reporting that the Registrant had issued a press release announcing the execution of an asset purchase agreement with ACH Food Companies, Inc., a copy of which was filed as Exhibit 99.1.

               Current Report on Form 8-K dated May 1, 2003, reporting that the Registrant had issued a press release announcing operating results for the fourth quarter ended March 30, 2003, a copy of which was filed as Exhibit 99.1.


                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RIVIANA FOODS INC.
                                       (Registrant)

May 9, 2003                         /S/ Joseph A. Hafner, Jr.
                                    --------------------------------------------
                                    Joseph A. Hafner, Jr.
                                    Chief Executive Officer, President and
                                    Director
                                    (Principal Executive Officer)


May 9, 2003                         /S/ E. Wayne Ray, Jr.
                                    --------------------------------------------
                                    E. Wayne Ray, Jr.
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Director
                                    (Principal Financial and Accounting Officer)

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

Date: May 9, 2003
                                                       /S/ Joseph A. Hafner, Jr.
                                                       -------------------------
                                                       Joseph A. Hafner, Jr.
                                                       Chief Executive Officer

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

Date: May 9, 2003                                /S/ E. Wayne Ray, Jr.
                                                 -------------------------------
                                                 E. Wayne Ray, Jr.
                                                 Vice President, Chief Financial
                                                 Officer and Treasurer

                                  EXHIBIT INDEX

                                                                                              Sequential
No.                                Description                                                Page Number
---                                -----------                                                -----------
10.20    Amendment to the 1997 Stock Option Plan dated October 16, 2002                           21

15       Letters from KPMG LLP dated April 24, 2003, regarding unaudited                          22
         financial statements

99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C., Section              24
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C., Section              25
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002