Form 10-K
period 2003-06-29
RIVIANA FOODS INC /DE/
filed 2003-09-12
CIK 934650

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED JUNE 29, 2003

                                  OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-25294
                               RIVIANA FOODS INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      76-0177572
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

              2777 ALLEN PARKWAY                                 77019-2141
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of August 26, 2003 the aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant was approximately $180,058,000.

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at August 26, 2003 was 14,335,686.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held October 15, 2003 (the "Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                     PART I

ITEM 1.  BUSINESS

     Riviana Foods Inc. ("Riviana", the "Company", or the "Registrant") was incorporated on January 31, 1986. The Company's predecessors date back to 1911 when Frank A. Godchaux began the amalgamation of 25 rice mills in southwest Louisiana.

     Riviana processes, markets and distributes rice products in the United States, cookies, crackers, fruit juices, nectars and drinks, and processed fruits and vegetables in Central America, and rice and other food products in Europe. For fiscal 2003, the Company's domestic operations accounted for approximately 64% and 75% of net sales and operating income before general corporate expenses, respectively, and operations in Central America and Europe accounted for approximately 22% and 14% of net sales and 23% and 2% of operating income before general corporate expenses, respectively.

     Riviana's domestic operations consist primarily of sales of retail branded and private label rice products, sales of rice products to retail foodservice chains and to major food processors, sales of rice by-products to industrial users and export sales of branded and value-added rice products to Puerto Rico and a number of international markets.

     By volume, Riviana is the largest seller of retail branded and private label rice products in the United States, offering a variety of products in each of the retail rice industry's four categories: dried rice (milled white and parboiled rice), instant rice (rice that cooks in 10 minutes or less), easy-to-prepare, flavored rice mixes (specialty mixes) and brown rice.

     The Company's domestic sales by hundredweight ("cwt") of retail rice products have grown at a compound annual rate of 1% from fiscal 1999 to 2003. The Company believes its consistent growth has resulted from its longstanding national presence and reputation for quality, and its ability to develop and market easy-to-prepare, value-added instant and specialty mix products.

     The Company markets its branded products under a number of nationally recognized brand names including:

          MAHATMA(R) -- the best selling brand of packaged long grain rice in the U.S. for eleven years.

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

          CHINA DOLL(R) -- one of the leading brands of packaged rice and packaged beans in Alabama, Mississippi and Florida.

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

     In addition to its branded products, the Company supplies a full range of private label rice products -- dried rice, instant rice, rice mixes and brown rice -- to numerous food retailers, including 19 of the top 20 retailers in the United States. In July 1998, the Company also began marketing and distributing retail rice products in the United States, the Bahamas and U.S. military commissaries for Riceland Foods, Inc., with whom it also participates in rice flour milling and co-generation projects.

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

     Riviana exports brand name and value-added rice products to Puerto Rico and a number of foreign countries. The Company's Puerto Rican brands, El Mago(R), Sello Rojo(R) and Mahatma(R), represent approximately 19% of the total Puerto Rican retail rice market, where per capita rice consumption is approximately five times the United States level. The Company also exports bulk, brand name and private label rice products to Canada, Mexico, Central America and countries in the Caribbean, Europe, Africa and the Middle East.

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

     In Europe, the Company is a distributor of rice and other food products through its subsidiary, Stevens & Brotherton Ltd. ("S&B") and a major rice miller, marketer and distributor of rice products through its subsidiary, N & C Boost N.V. ("N&C"). S&B, a United Kingdom subsidiary, distributes a variety of brand name and private label products including rice, dried fruits, and canned and frozen fruits and vegetables to retail, wholesale, foodservice and industrial customers. The products distributed by S&B are all produced by other manufacturers and generate a lower gross profit margin than other Riviana operations.

     N&C, a Belgian subsidiary, competes in the continental European rice market through its interest in Boost Nutrition C.V. in Belgium and its subsidiary, Euryza Reis GmbH in Germany, (collectively "Boost"). Boost is accounted for as an unconsolidated affiliate and is jointly owned by N&C and the Herba Rice Division of Ebro Puleva, S.A. ("Herba"). On August 6, 2003, Herba, the Company's joint venture partner in Boost, completed the acquisition from Kraft Foods Inc. of the Reis-Fit(R) brand in Germany and Austria and the Ris-Fix(R) brand in Denmark. The use by Boost of these brands will make Boost the leader in the German retail rice market and provide a significant entry into the Danish branded retail market. The Boost joint ownership agreement provides that each party has certain rights to buy the other's interest or require the other to buy its interest. N&C and Herba also each own a one-third interest in Herto N.V., a major European rice cake manufacturer.

     Financial segment information by geographic area for the most recent three fiscal years is set forth in Item 8, Note 14, "Segment information."

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

     The Company has a large customer base that includes retail supermarket chains, wholesalers, industrial ingredient users, restaurant chains, breweries and other food processors. No customer, domestic or international, accounted for more than 4% of the Company's consolidated revenues in fiscal 2003.

     In the United States, the Company supports its branded business primarily with national and regional media advertising and trade and consumer promotions. These programs are coordinated by the Company's marketing and sales departments through seven regional managers and a national network of food brokers.

     The Company's sales of retail rice products are executed on a purchase order basis, although the Company does have some contracts under which it supplies rice products to industrial, foodservice and international customers. The Company's sales of retail rice products are conducted through independent food brokers, who are coordinated by the Company's regional sales managers. Products are distributed through a nationwide network of Company and public warehouses.

     The Company buys and mills rough rice from a variety of farm sources, primarily in Arkansas and Louisiana. No single source accounts for more than 10% of rough rice purchases. In addition to milling rice in its own facilities, the Company purchases approximately 31% of its rice requirements from companies primarily in the United States that mill the rice to the Company's specifications. In fiscal 2003, 81% of the Company's milled rice purchases were from one supplier, Riceland Foods, Inc. ("Riceland"), an unrelated third party. In addition to these rice purchases, the Company is a joint venture partner with Riceland in rice flour processing and co-generation of power from the gasification of rice hulls. See Item 8, Note 1, "Organization and nature of business". The Company believes adequate alternative sources of supply are readily available, and all purchase transactions are compared to published market price data and competitive quotes from more than one supplier before entering into a purchase contract.

     The Company's competitive position depends largely on continued consumer brand loyalty and its ability to introduce and gain customer acceptance for new products. The Company competes with three industry leaders and with several regional competitors on the basis of price, quality, brand name recognition, availability of products and product innovation.

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

     In Belgium and Germany, Boost competes with branded products from Masterfoods (a division of Mars, Incorporated) as well as branded and private label products packaged by other European millers and processors. In the United Kingdom, S&B competes with European rice millers, including mills in the United Kingdom, from which it also purchases rice, for its share of the rice market. In the market for products other than rice, S&B competes with local producers and importers representing worldwide manufacturing operations that process fruits, vegetables and other food products.

     Although the Company is not involved in rice farming, certain government regulations affecting United States rice farmers have an impact on the Company's cost of raw materials. Substantially all rice grown in the United States is impacted by government programs.

     In May 2002, the Farm Security and Rural Investment Act of 2002 (the "2002 Farm Bill") was enacted to replace the Federal Agriculture Improvement and Reform Act of 1996. The 2002 Farm Bill provides for the continuation of direct decoupled payments for the 2002 through 2007 crop years. The payment base remains at 85 percent of contract acreage, and the direct decoupled payment for rice is set at $2.35 per cwt. Producers may elect to update base acres and yields. The 2002 Farm Bill maintains the marketing loan and loan deficiency structure with the use of generic certificates, contains a new counter-cyclical program, and maintains planting flexibility, enabling farmers to plant different crops other than rice as market conditions warrant. The 2002 Farm Bill sets payment limitations at $40,000 for direct decoupled payments, $65,000 for counter-cyclical payments, and $75,000 for marketing loan gains. Current provisions regarding husband and wife and the three entity rule are retained and a new means test provision will become effective for the 2003 crop. The new farm bill currently complies with the World Trade Organization commitments, but gives the Secretary of Agriculture the authority to scale back payments if the United States gets close to the $19.1 billion cap for trade-distorting payments.

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

     As of August 15, 2003, the Company employed approximately 2,752 employees, 23% of whom were covered by collective bargaining agreements. In Houston, Texas, the Company is a party to collective bargaining agreements with General Drivers, Warehousemen and Helpers Teamsters Local Union No. 968, covering 281 employees. In Memphis, Tennessee, the Company is a party to a collective bargaining agreement with Teamsters Local Union No. 1196 covering 109 employees. In Guatemala, Kern is a party to a collective bargaining agreement with a local union covering 249 employees. The Company believes its labor relations are good.

ITEM 2.  PROPERTIES

     The following table lists the Company's principal properties, all of which are owned unless otherwise indicated.

LOCATION                                           NATURE OF FACILITY                   SQUARE FOOTAGE
--------                           --------------------------------------------------   --------------
Houston, Texas...................  Processing, packaging, technical center, warehouse      170,600
Houston, Texas(1)................  Corporate headquarters                                   52,100
Abbeville, Louisiana.............  Processing, packaging, warehouse                        137,200
Memphis, Tennessee...............  Packaging, warehouse                                     99,700
Carlisle, Arkansas...............  Processing                                               94,880
Jonesboro, Arkansas(1)...........  Operations, gasification, storage for rice hulls          6,000
Stuttgart, Arkansas(1)...........  Operations, gasification, storage for rice hulls         36,705
Brinkley, Arkansas...............  Processing, packaging, warehouse                         40,300
Mobile, Alabama(1)...............  Processing, packaging, warehouse                         43,029
Edison, New Jersey(1)............  Warehouse                                                99,902
Clearbrook, Minnesota............  Processing, packaging, warehouse                         27,440

LOCATION                                           NATURE OF FACILITY                   SQUARE FOOTAGE
--------                           --------------------------------------------------   --------------
Orpington, England(1)............  Trading office                                           11,100
Bristol, England(2)..............  Distribution                                            210,000
San Jose, Costa Rica.............  Production, packaging, warehouse                        257,000
Guatemala City, Guatemala........  Production, packaging, warehouse                        267,000
San Salvador, El Salvador(1).....  Distribution, warehouse                                  28,000
Managua, Nicaragua(1)............  Distribution, warehouse                                  24,000
Panama City, Panama(1)...........  Distribution, warehouse                                  13,400

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended June 29, 2003, no matter was submitted to a vote of the stockholders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information relating to the Company's common stock is set forth in Item 8,
Note 11, "Capital stock", and Note 15, "Unaudited quarterly financial data."

     On August 19, 2003, the Board of Directors declared a quarterly cash dividend of $0.25 per common share payable October 7, 2003 to stockholders of record on September 9, 2003.

     The Company has a continuing stock repurchase program. The program authorizes the repurchase of up to 3,000,000 shares of the Company's common stock from time to time. As of August 29, 2003 the Company had repurchased 2,023,246 shares. The Company expects to finance any future repurchases from working capital, unused short-term credit lines and cash flow from operations.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table represents selected consolidated financial data for the Company and its subsidiaries for each of the five fiscal years 1999 through 2003. Net sales for fiscal years 1999 and 2000 have been restated to reflect the adoption as of July 1, 2001, of the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) Issue Nos. 00-14 and 00-25. All amounts are in thousands except per share data.

                                            2003       2002       2001       2000       1999
                                          --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
  Net sales.............................  $396,307   $375,064   $381,999   $402,965   $434,291
  Net income............................    28,656     25,245     19,242     25,101     24,255
  Earnings per share:
     Basic..............................      2.01       1.79       1.37       1.74       1.62
     Diluted............................      1.96       1.77       1.36       1.73       1.60
BALANCE SHEET DATA (AT END OF YEAR):
  Total assets..........................  $273,950   $222,714   $208,293   $209,115   $200,204
  Short-term debt and Current maturities
     of long-term debt..................    22,694        859      4,816      5,900      1,973
  Long-term debt, net of current
     maturities.........................     1,553      1,537      1,462      1,462      1,390
  Total debt............................    24,247      2,396      6,278      7,362      3,363
  Stockholders' equity..................   181,050    159,030    140,834    134,931    130,377
  Dividends paid per share..............      0.67       0.65       0.60       0.53       0.47

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.

BUSINESS ACQUISITION

     Effective February 10, 2003, the Company purchased all of the Rice Specialties business of ACH Food Companies, Inc. (ACH) for about $25.4 million. The business located in Brinkley, Arkansas, and Mobile, Alabama, manufactures and sells a variety of rice products including quick cooking rice for the U.S. food manufacturing, retail and foodservice industry. The results of operations are included in the Company's financial statements beginning February 10, 2003. See Item 8, Note 13, "Business acquisition."

RESOLUTION OF TAX MATTER

     The results of operations for the year ended June 29, 2003 included $1.4 million, or $0.10 per diluted share, net of minority interest of $0.1 million, reduction in tax expense due to the favorable resolution of a foreign tax matter in the second quarter of fiscal 2003. For the year ended June 30, 2002, the results of operations included $0.8 million, or $0.06 per diluted share, net of minority interest of $0.1 million, reduction in tax expense due to the favorable resolution of a foreign tax matter in the second fiscal quarter of fiscal 2002. The current year reduction in tax involved investment tax credits related to the capital investments made by the Company in fiscal 1998 and the prior year reduction was related similarly to capital investments made by the Company in fiscal 1997. The Company did not record the benefit attributable to these credits while their availability was uncertain; however, the matter has now been resolved in favor of the Company.

GENERAL

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business. Fiscal 2003, fiscal 2002 and fiscal 2001 covered 52 weeks of operations.

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

     Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the Company's results of operations or financial position for the three fiscal years ended June 29, 2003. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations or financial position of the Company's units located in that region because the Company has generally been able to pass on cost increases to its customers.

     The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

ACCOUNTING POLICIES

     The following accounting policies are integral to understanding the financial statements contained herein reporting the operating results and financial position of the Company for the year ended June 29, 2003 with comparative results for the previous year. For additional accounting policies, see Item 8, Note 2, "Summary of significant accounting policies."

  ACCOUNTING ESTIMATES AND ASSUMPTIONS

     Certain estimates and assumptions are used in preparing the financial statements presented herein and affect the reported amounts and disclosures. Estimates are used when accounting for certain consumer and trade promotions, depreciation and amortization, employee benefits contingencies and asset valuation allowances. For example, in determining the expense related to consumer coupons, the Company estimates the percentage of coupons that will be redeemed based on historical results for similar items. The Company is also subject to risks and uncertainties that could cause actual results to be different from estimated results such as changes in market conditions, competition, foreign exchange rates, legislation, accounting rules and litigation. Actual results could differ from those estimates. Those items are discussed in more detail in the section entitled "Forward-Looking Information and Factors that May Affect Future Results."

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

  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     In the normal course of business the Company extends credit to its customers. The Company regularly reviews these accounts and makes a provision for amounts that may become uncollectible. The Company regularly evaluates accounts receivable and the allowance for doubtful accounts based on historical loss experience, specific problem accounts and general economic conditions in its geographic markets, and adjustments to the allowance are charged or credited to income. Although the Company believes the allowance is adequate to provide for potential uncollectible accounts, there is a possibility that actual losses will differ from the amount estimated.

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

RESULTS OF OPERATIONS

FISCAL 2003 COMPARED TO FISCAL 2002

     For the year ended June 29, 2003 sales increased $21.2 million or 5.7% to $396.3 million from $375.1 million for the previous fiscal year. Higher unit volumes increased sales by $28.2 million while the combined effect of price and sales mix decreased sales by $8.0 million. Favorable currency translation increased sales $1.0 million. In the domestic rice business sales of $247.4 million increased $7.7 million or 3.2% from the prior year sales of $239.7 million. Unit volumes increased 10.2% and added $19.2 million to sales. A combination of lower prices and sales mix reduced sales by $11.5 million. Total retail unit volumes increased by 2.8% and non-retail unit volumes, excluding by-products, increased by 34.8%. In the non-retail sector, foodservice, industrial specialty and export/commodity volumes increased 35.9%, 32.6% and 41.9%, respectively. The volume increases reported by the industrial specialty and export/commodity sectors were favorably impacted by the acquisition of the ACH Food Companies, Inc. rice specialties business. Sales by the Company's energy co-generation joint venture increased $1.4 million or 30.2% to $6.1 million. This increase was directly related to the increase in natural gas prices. Sales in Central America increased $4.7 million or 5.6% to $88.5 million compared to $83.8 million in the prior year. Unit volume sales of fruit nectar and juice products increased by 10.5%. Unit volume sales of cookie and cracker products were impacted by increased competitive activity and sales price increases, and increased 1.4%. In total, the increase in volumes added $5.3 million to sales. Price increases increased sales by $3.1 million and unfavorable currency translation reduced sales by $3.7 million. In Europe, sales increased $7.5 million or 16.0% to $54.4 million from $46.9 million in the prior year. Higher unit volumes increased sales by $3.8 million. A combination of price and product mix reduced sales by $1.0 million and favorable currency translation increased sales by $4.7 million.

     Gross profit increased $2.0 million or 1.8% to $109.9 million from $107.9 million a year earlier and decreased as a percentage of sales to 27.7% from 28.8%. In the domestic rice business, gross profit decreased $0.5 million or 0.7% to $75.4 million from $75.9 million in the same period in the prior year and decreased as a percentage of sales to 30.5% from 31.7%. Gross profit declined primarily as a result of sales mix reflecting lower sales in the value-added categories of quick cooking rice and prepared rice mixes. The domestic energy co-generation operations reported gross profit of $0.2 million versus a loss of $0.2 million in the prior year. The improvement was related to higher energy prices. Gross profit in Central America increased $1.3 million to $28.4 million but decreased slightly as a percentage of sales to 32.1% from 32.3% in the prior year. The increase in gross profit was related to the increase in sales. In Europe gross profit increased by $0.8 million or 14.6% to $5.9 million, but decreased as a percentage of sales to 10.9% from 11.0% in the previous year. The increase in gross profit was due to the increase in sales.

     Advertising, selling and warehousing expenses decreased $2.2 million to $50.5 million. A decrease of $3.6 million in the domestic rice business was partially offset by an increase of $0.5 million in Central America and $0.9 million in Europe. The increase reported in Central America was related to competitive markets and expanded distribution. In Europe, the increase was related to increased distribution activity and an increase in pension plan benefit costs. In Europe, in the prior year, the Company had a favorable adjustment to pension expense which was not repeated in the current year.

     Administrative and general expenses increased by $1.9 million or 9.0% to $23.6 million from $21.7 million in the prior period. Administrative and general expenses increased in the domestic rice business, Central America and Europe by $0.6 million, $0.4 million and $0.5 million, respectively. The increase in Europe was primarily related to an increase in pension plan expense as noted above. In the domestic rice business, general and administrative expenses increased by $0.6 million or 10.1% due to higher legal expenses and normal inflationary increases. General corporate overhead expenses, reflecting normal inflationary increases, were higher than the prior year by $0.4 million, or 4.4%.

     Operating income increased $2.2 million, or 6.6%, to $35.8 million from $33.6 million in the prior year. As a percentage of sales, operating income was even with the prior year at 9.0%. Operating income in the domestic rice business increased by $2.5 million, or 7.6%, to $35.2 million. The $3.6 million reduction in advertising, selling and warehousing expenses more than offset the $0.5 million lower gross profit and

$0.6 million increase in general and administrative expenses. In Central America, operating income increased $0.4 million or 4.2% to $10.5 million due to higher gross profit as discussed previously offset partially by increased advertising, selling and warehousing expenses and higher administrative expenses. Operating income in Europe decreased $0.6 million to $1.1 million. The $0.8 million increase in gross profit was offset by higher advertising, selling and warehousing and administrative expenses. As previously discussed these expenses were reduced in the prior year by an adjustment to pension expense.

     Other income of $2.6 million increased by $1.2 million from the prior year. In the current period the Company recorded net interest income of $1.0 million which was $0.3 million higher than the prior year. Equity in the earnings of unconsolidated affiliates of $2.8 million was even with the previous year. Other miscellaneous expenses decreased by $0.8 million to $1.2 million primarily due to the settlement of a dispute regarding a mineral lease, $0.6 million, and $0.1 million gain from the sale of assets and $0.1 million reduction in the amortization of intangible assets.

     Income tax expense of $9.3 million decreased $0.3 million from the same period in the prior year notwithstanding an increase in income before tax. The effective rate decreased to 24.3% from 27.3% in the same period last year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate, the utilization of energy tax credits related to the Company's co-generation joint venture and the resolution of a foreign tax matter in the second fiscal quarter which resulted in reducing taxes by $1.5 million.

     Net income for the year ending June 29, 2003 increased 13.5% to $28.7 million from $25.2 million in the prior fiscal year. Diluted earnings per share were $1.96, up from $1.77 in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during fiscal 2003. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company's primary sources of liquidity are cash provided by operating activities and external borrowing.

     The Company's total of cash, cash equivalents and marketable securities at June 29, 2003 totaled $22.8 million and total short-term and long-term debt was $24.2 million. The ratio of debt to total capitalization (total debt plus stockholders' equity) increased to 11.8% at the end of fiscal 2003 from 1.5% the previous year. The increase in short-term debt was related to the purchase of the Rice Specialties business from ACH Food Companies, Inc. in February 2003. The current ratio decreased to 1.9 in fiscal 2003 from 2.5 at the end of the prior year as a result of the increase in short-term debt.

     Consistent with historical results, operations provided a strong, positive cash flow in fiscal 2003, which resulted in net cash provided by operations of $24.3 million. This was a decrease of $3.3 million from the preceding year. Net income increased by $3.4 million or 13.5% to $28.7 million and non-cash depreciation and amortization charges increased by $1.1 million. Based on the Consolidated Statements of Cash Flows which eliminate the effect of fluctuations in foreign currency translation rates, working capital requirements increased $11.8 million compared to the prior year when working capital requirements increased by $3.5 million. In fiscal 2003, excluding the effect of exchange rate changes, inventory increased by $3.8 million whereas in the prior year inventory increased by $3.2 million. Accounts receivable in the current year increased $7.1 million while in the prior year accounts receivable decreased $4.1 million. Accounts payable and accrued liabilities increased by $2.1 million in the current year compared to a decrease of $3.0 million in the previous year. For the three year period ended June 29, 2003, net cash provided by operations has exceeded capital expenditures and dividend requirements by $13.2 million.

     Cash used in investing activities totaled $37.6 million. Purchases of property, plant and equipment totaled $12.6 million, which was $2.9 million more than last year. Cash inflows related to amounts due from affiliates was $0.4 million more than the prior year. Proceeds from the sale of property plant and equipment were $0.2 million more than in the prior year. The Company used $25.4 million to purchase the Rice Specialties business from ACH Food Companies, Inc.

     Cash provided by financing activities totaled $15.3 million for the current year, while in the prior year $10.7 million was used in financing activities. In the current period, the Company increased debt by $22.1 million while in the prior year debt was reduced by $3.7 million. Dividend payments during the current year were $9.5 million, up $0.4 million from $9.1 million paid last year. Dividends paid per share of common stock increased 3.1% to $0.67 in fiscal 2003.

     The board of directors of the Company has authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During fiscal 2002 the Company did not repurchase any shares. Through the end of fiscal 2003, the Company has repurchased a total of 2.0 million shares and 471 thousand shares have been reissued upon exercise of employee stock options.

     The Company has a $35.0 million domestic, short-term, unsecured revolving credit facility with one bank. Under the terms of this facility, the Company has the option of borrowing at the bank's prime rate or at the Libor rate plus 0.625%. At June 29, 2003, the Company had $11.5 million in unused and available credit net of $22.0 in outstanding loans and $1.5 million in letters of credit outstanding under this credit facility. This facility will expire in fiscal 2004 and the Company expects to renew the facility for another one-year period.

The agreement contains limited financial covenants and the Company is currently in compliance with all of these covenants.

     The Company's international operations are financed internally or through borrowings in local currency without the benefit of parent Company guarantees. The Company's foreign subsidiaries have a total of $11.0 million in short-term credit lines from local sources and at June 29, 2003 no amounts are borrowed.

     The Company holds a portfolio of marketable securities with a market value of $0.2 million at June 29, 2003 which is available to provide additional liquidity.

     The Company believes that the combination of its working capital, unused and available short-term credit lines and cash flow from operations will provide it with sufficient capital resources and liquidity to meet its foreseeable needs.

CONTRACTUAL OBLIGATIONS

     As of June 29, 2003 contractual obligations arising in the normal course of business were as follows:

                                                                FISCAL YEARS
                                           -------------------------------------------------------
                                  TOTAL     2004      2005      2006     2007    2008   THEREAFTER
                                 -------   -------   -------   ------   ------   ----   ----------
Long Term Debt Obligations.....  $ 2,247   $   694   $   273   $  276   $  260   $248      $496
Operating Lease Obligations....   10,981     3,651     3,103    2,528    1,357    218       124
Purchase Obligations...........   52,428    45,076     7,343        9
                                 -------   -------   -------   ------   ------   ----      ----
                                 $65,656   $49,421   $10,719   $2,813   $1,617   $466      $620
                                 =======   =======   =======   ======   ======   ====      ====

OFF BALANCE SHEET ARRANGEMENTS

     As of June 29, 2003, the Company co-guaranteed two loans made to Herto N.V. by foreign banks. A loan made in 2002 contains terms which provide for a maximum credit available to Herto N.V. of E 7.5 million ($8.6 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of E 7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. that provides the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee. This guarantee was made prior to December 30, 2002, the effective date of Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Accordingly, no liability has been recorded by the Company. A second loan made in May 2003 contains terms which provide for a maximum credit available to Herto N.V. of E 3.0 million ($3.4 million) with repayment beginning in 2005 and a final maturity in 2007. The Company has provided the bank with an unconditional guarantee for an amount not to exceed E 1.0 million ($1.1 million). The Company has calculated the fair value of the guarantee and determined it to be immaterial.

     Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Elton Kennedy, a director of the Company, is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $1.9 million promissory note payable by the Partnership. This guarantee was made prior to December 30, 2002, the effective date of FIN No. 45. Accordingly, no liability has been recorded by the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twenty-four months and are settled at maturity, based on prices agreed to at the inception of the contracts. At

June 29, 2003, the Company had established bank lines available to purchase forward currency exchange contracts in the amount of $91.8 million of which $7.5 million was outstanding. Gains and losses deferred in outstanding instruments at June 29, 2003 were $0.1 million and $0.2 million. As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

     The Company from time to time utilizes rough rice futures contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. At June 29, 2003, the Company had no outstanding futures contracts.

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

INTEREST RATE RISK

     The Company's U.S. dollar interest-bearing investments and loans are subject to interest rate risk. The Company invests and borrows primarily on a short-term or variable-rate basis and does not employ any techniques to hedge this risk. At June 29, 2003, the Company had outstanding $22.0 million in short term debt borrowed for 90 days at a 1.9% rate of interest. The Company expects to be able to renew this debt at the end of the 90 day term. However, upon renewal of the debt, the Company is subject to changes in interest rates. An increase in the interest rate of 1/2 of 1% would increase annual interest expense by $0.1 million before taxes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements:
  Independent Auditors' Report..............................   17
  Report of Independent Public Accountants..................   18
  Consolidated Balance Sheets as of June 29, 2003 and June
     30, 2002...............................................   19
  Consolidated Statements of Income for the fiscal years
     ended June 29, 2003, June 30, 2002 and July 1, 2001....   20
  Consolidated Statements of Capital Accounts and Retained
     Earnings for the fiscal years ended June 29, 2003, June
     30, 2002 and July 1, 2001..............................   21
  Consolidated Statements of Comprehensive Income and
     Accumulated Other Comprehensive Loss for the fiscal
     years ended June 29, 2003, June 30, 2002 and July 1,
     2001...................................................   21
  Consolidated Statements of Cash Flows for the fiscal years
     ended June 29, 2003, June 30, 2002 and July 1, 2001....   22
  Notes to Consolidated Financial Statements................   23

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and the Board of Directors
Riviana Foods Inc.:

     We have audited the accompanying consolidated balance sheets of Riviana Foods Inc. and subsidiaries as of June 29, 2003 and June 30, 2002, and the related consolidated statements of income, capital accounts and retained earnings, comprehensive income and accumulated other comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riviana Foods Inc. and subsidiaries as of June 29, 2003 and June 30, 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Houston, Texas
August 14, 2003

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

                                          ARTHUR ANDERSEN LLP

Houston, Texas
August 13, 2001

     THE REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS SIGNED BY ARTHUR ANDERSEN LLP AND DATED AUGUST 13, 2001 IS REPRINTED IN ITS ENTIRETY EXACTLY AS IT WAS PRINTED IN THE COMPANY'S FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REPORT REFERS TO CERTAIN FINANCIAL STATEMENTS AS OF AND FOR THE FISCAL YEARS ENDED JULY 1, 2001, JULY 2, 2000 AND JUNE 27, 1999. THE CONSOLIDATED BALANCE SHEETS OF RIVIANA FOODS INC. AND SUBSIDIARIES AS OF JULY 1, 2001 AND JULY 2, 2000, AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME, CAPITAL ACCOUNTS AND RETAINED EARNINGS, COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME AND CASH FLOWS FOR THE FISCAL YEARS ENDED JULY 2, 2000 AND JUNE 27, 1999, ARE NOT INCLUDED HEREIN.

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 29, 2003   JUNE 30, 2002
                                                              -------------   -------------
                                                                  (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
                                          ASSETS
CURRENT ASSETS:
  Cash......................................................    $  9,937        $ 11,569
  Cash equivalents..........................................      12,649           9,931
                                                                --------        --------
     Total cash and cash equivalents........................      22,586          21,500
  Marketable securities.....................................         219              65
  Accounts receivable, less allowance for doubtful accounts
     of $1,268 and $1,245...................................      42,900          35,748
  Inventories...............................................      54,800          48,133
  Prepaid expenses..........................................       5,710           3,212
                                                                --------        --------
       Total current assets.................................     126,215         108,658
PROPERTY, PLANT AND EQUIPMENT:
  Land......................................................       3,813           3,576
  Buildings.................................................      39,921          33,831
  Machinery and equipment...................................     137,916         120,790
                                                                --------        --------
     Property, plant and equipment, gross...................     181,650         158,197
  Less accumulated depreciation.............................     (73,626)        (66,051)
                                                                --------        --------
     Property, plant and equipment, net.....................     108,024          92,146
INVESTMENTS IN UNCONSOLIDATED AFFILIATES....................      12,797          11,345
GOODWILL....................................................       9,585
OTHER ASSETS................................................      17,329          10,565
                                                                --------        --------
       Total assets.........................................    $273,950        $222,714
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt...........................................    $ 22,000
  Current maturities of long-term debt......................         694        $    859
  Accounts payable..........................................      21,887          19,598
  Accrued liabilities.......................................      18,567          18,204
  Income taxes payable......................................       3,945           4,582
                                                                --------        --------
       Total current liabilities............................      67,093          43,243
LONG-TERM DEBT, net of current maturities...................       1,553           1,537
DUE TO AFFILIATES...........................................         740             507
DEFERRED INCOME TAXES.......................................      12,512           8,095
OTHER NONCURRENT LIABILITIES................................       4,498           3,814
COMMITMENTS AND CONTINGENCIES...............................
MINORITY INTERESTS..........................................       6,504           6,488
STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none
     issued.................................................
  Common stock, $1 par, 24,000 shares authorized, 15,883
     issued.................................................      15,883          15,883
  Paid-in capital...........................................       7,339           7,044
  Retained earnings.........................................     203,308         184,997
  Accumulated other comprehensive loss......................     (16,380)        (16,452)
  Treasury stock, at cost, 1,552 and 1,712 shares...........     (29,100)        (32,442)
                                                                --------        --------
       Total stockholders' equity...........................     181,050         159,030
                                                                --------        --------
       Total liabilities and stockholders' equity...........    $273,950        $222,714
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       FISCAL YEARS ENDED
                                                          --------------------------------------------
                                                          JUNE 29, 2003   JUNE 30, 2002   JULY 1, 2001
                                                          -------------   -------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES...............................................    $396,307        $375,064        $381,999
COST OF SALES...........................................     286,449         267,136         279,491
                                                            --------        --------        --------
  Gross profit..........................................     109,858         107,928         102,508
                                                            --------        --------        --------
COSTS AND EXPENSES:
  Advertising, selling and warehousing..................      50,453          52,671          53,602
  Administrative and general............................      23,602          21,663          21,320
  Restructuring and other charges.......................                                       1,435
                                                            --------        --------        --------
     Total costs and expenses...........................      74,055          74,334          76,357
                                                            --------        --------        --------
     Income from operations.............................      35,803          33,594          26,151
OTHER INCOME (EXPENSE):
  Gain on sale of marketable securities.................                                       1,448
  Interest income.......................................       1,665           1,153           1,273
  Interest expense......................................        (706)           (527)         (1,343)
  Equity in earnings of unconsolidated affiliates.......       2,814           2,798           2,164
  Other (expense), net..................................      (1,169)         (1,983)         (1,744)
                                                            --------        --------        --------
     Total other income.................................       2,604           1,441           1,798
                                                            --------        --------        --------
     Income before income taxes and minority
       interests........................................      38,407          35,035          27,949
INCOME TAX EXPENSE......................................       9,322           9,573           8,352
MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES..........................................         429             217             355
                                                            --------        --------        --------
     NET INCOME.........................................    $ 28,656        $ 25,245        $ 19,242
                                                            ========        ========        ========
     Earnings per share:
       Basic............................................    $   2.01        $   1.79        $   1.37
       Diluted..........................................        1.96            1.77            1.36
     Weighted average common shares outstanding:
       Basic............................................      14,252          14,083          14,072
       Diluted..........................................      14,605          14,266          14,165

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CAPITAL ACCOUNTS AND RETAINED EARNINGS

                                                     COMMON STOCK                           TREASURY STOCK
                                                   ----------------   PAID-IN   RETAINED   -----------------
                                                   SHARES   AMOUNT    CAPITAL   EARNINGS   SHARES    AMOUNT     TOTAL
                                                   ------   -------   -------   --------   ------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE, July 2, 2000............................  15,883   $15,883   $6,553    $159,620   (1,762)  $(33,911)  $148,145
  Net income.....................................                                 19,242                         19,242
  Sales of common stock..........................                                   (165)      34        600        435
  Dividends declared ($0.62 per share)...........                                 (8,718)                        (8,718)
  Repurchases of common stock....................                                            (114)    (1,986)    (1,986)
  Collection of employee discount on stock.......                         52                                         52
  Tax credit for disqualifying dispositions of
    stock........................................                         36                                         36
                                                   ------   -------   ------    --------   ------   --------   --------
BALANCE, July 1, 2001............................  15,883    15,883    6,641     169,979   (1,842)   (35,297)   157,206
  Net income.....................................                                 25,245                         25,245
  Sales of common stock..........................                                   (997)     130      2,855      1,858
  Dividends declared ($0.655 per share)..........                                 (9,230)                        (9,230)
  Collection of employee discount on stock.......                        231                                        231
  Tax credit for disqualifying dispositions of
    stock........................................                        172                                        172
                                                   ------   -------   ------    --------   ------   --------   --------
BALANCE, June 30, 2002...........................  15,883    15,883    7,044     184,997   (1,712)   (32,442)   175,482
  Net income.....................................                                 28,656                         28,656
  Sales of common stock..........................                                   (718)     161      3,372      2,654
  Dividends declared ($0.675 per share)..........                                 (9,627)                        (9,627)
  Repurchases of common stock....................                                              (1)       (30)       (30)
  Collection of employee discount on stock.......                         95                                         95
  Tax credit for disqualifying dispositions of
    stock........................................                        200                                        200
                                                   ------   -------   ------    --------   ------   --------   --------
BALANCE, June 29, 2003...........................  15,883   $15,883   $7,339    $203,308   (1,552)  $(29,100)  $197,430
                                                   ======   =======   ======    ========   ======   ========   ========

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND
                      ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                               UNREALIZED     CUMULATIVE
                                                                  GAINS         FOREIGN      ACCUMULATED
                                                              ON MARKETABLE    CURRENCY         OTHER
                                                               SECURITIES,    TRANSLATION   COMPREHENSIVE   COMPREHENSIVE
                                                              NET OF TAXES    ADJUSTMENT        LOSS           INCOME
                                                              -------------   -----------   -------------   -------------
                                                                                    (IN THOUSANDS)
BALANCE, July 2, 2000.......................................      $ 802        $(14,016)      $(13,214)
  Net income................................................                                                   $19,242
  Marketable securities, net of taxes:
    Realized (gains)........................................       (941)                          (941)           (941)
    Unrealized gains........................................        145                            145             145
  Effect of balance sheet translations......................                     (2,362)        (2,362)         (2,362)
                                                                                                               -------
COMPREHENSIVE INCOME........................................                                                   $16,084
                                                                  -----        --------       --------         =======
BALANCE, July 1, 2001.......................................          6         (16,378)       (16,372)
  Net income................................................                                                   $25,245
  Marketable securities, net of taxes:
    Unrealized (losses).....................................         (4)                            (4)             (4)
  Effect of balance sheet translations......................                        (76)           (76)            (76)
                                                                                                               -------
COMPREHENSIVE INCOME........................................                                                   $25,165
                                                                  -----        --------       --------         =======
Balance, June 30, 2002......................................          2         (16,454)       (16,452)
  Net income................................................                                                   $28,656
  Marketable securities, net of taxes:
    Unrealized gains........................................        100                            100             100
  Effect of balance sheet translations......................                        (28)           (28)            (28)
                                                                                                               -------
COMPREHENSIVE INCOME........................................                                                   $28,728
                                                                  -----        --------       --------         =======
BALANCE, June 29, 2003......................................      $ 102        $(16,482)      $(16,380)
                                                                  =====        ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FISCAL YEARS ENDED
                                                          --------------------------------------------
                                                          JUNE 29, 2003   JUNE 30, 2002   JULY 1, 2001
                                                          -------------   -------------   ------------
                                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $ 28,656        $ 25,245        $ 19,242
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................       8,625           7,529           6,879
     Deferred income taxes..............................       4,553           3,053             710
     Restructuring and other charges....................                                       1,056
     Gain on disposition of assets......................        (135)            (39)         (1,438)
     Equity in earnings of unconsolidated affiliates....      (2,814)         (2,798)         (2,164)
     Change in assets and liabilities:
       Accounts receivable, net.........................      (7,083)          4,121             127
       Inventories......................................      (3,795)         (3,201)          3,364
       Prepaid expenses.................................      (2,445)           (912)             50
       Other assets.....................................      (3,534)         (2,160)          1,005
       Accounts payable and accrued liabilities.........       2,051          (2,981)         (5,950)
       Income taxes payable.............................        (575)           (512)           (454)
       Other noncurrent liabilities.....................         705             522             370
       Minority interests...............................         130            (205)           (132)
                                                            --------        --------        --------
          Net cash provided by operating activities.....      24,339          27,662          22,665
                                                            --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment............     (12,639)         (9,750)        (11,917)
  Proceeds from disposals of property, plant and
     equipment..........................................         283             123              81
  Investment by joint venture partner...................                                         557
  Proceeds from sale of marketable securities...........                                       1,758
  Increase (decrease) in due to affiliates..............         185            (223)            (13)
  Cash paid for business and certain assets, net of cash
     received...........................................     (25,431)
                                                            --------        --------        --------
          Net cash used in investing activities.........     (37,602)         (9,850)         (9,534)
                                                            --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in short-term debt................      22,000          (4,000)           (995)
  Additions to long-term debt...........................       1,418           2,150           1,950
  Repayments of long-term debt..........................      (1,337)         (1,829)         (1,918)
  Dividends paid........................................      (9,532)         (9,138)         (8,457)
  Repurchases of common stock...........................         (30)                         (1,986)
  Sales of common stock.................................       2,654           1,858             435
  Collection of employee discount on stock..............          95             231              52
                                                            --------        --------        --------
          Net cash provided by (used in) financing
            activities..................................      15,268         (10,728)        (10,919)
                                                            --------        --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...........................................        (919)           (574)           (750)
                                                            --------        --------        --------
INCREASE IN CASH AND CASH EQUIVALENTS...................       1,086           6,510           1,462
CASH AND CASH EQUIVALENTS, beginning of period..........      21,500          14,990          13,528
                                                            --------        --------        --------
CASH AND CASH EQUIVALENTS, end of period................    $ 22,586        $ 21,500        $ 14,990
                                                            ========        ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 JUNE 29, 2003, JUNE 30, 2002 AND JULY 1, 2001

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

     In the United States, the Company processes, markets and distributes branded and private-label rice products to the retail grocery trade and foodservice industry, rice and rice by-products to industrial customers and branded products to Puerto Rico and international markets. Riviana's primary domestic brand names are Success(R), Mahatma(R), Carolina(R), River(R), WaterMaid(R), S&W(R), Gourmet House(R), China Doll(R), Sello Rojo(R) and El Mago(R).

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

     In Europe, S&B distributes rice under the Phoenix(R) brand and private labels as well as dried fruits, processed meats and other food products to retail, wholesale, foodservice and industrial customers. Through unconsolidated affiliates Boost and Herto, the Company processes and sells packaged rice products under the Bosto(R) brand within Belgium, the Oryza(R) brand within Germany, private-label packaged rice products to major retailers in the European Union and both bulk and branded rice products to Eastern Europe and other export markets. The Company owns a 49% interest in Boost and a 33% interest in Herto.

     In addition to the U.S. operations above, the Company is a partner with Riceland Foods, Inc. (Riceland) in joint ventures in Arkansas in rice flour processing and co-generation of power from the gasification of rice hulls. The rice flour processing operation is a 50/50 joint venture with Riceland in which each partner shares equally in profits and in any future capital contributions. The venture has no debt. The Company accounts for the joint venture using the equity method of accounting and its results are included in Note 2, "Summary of significant accounting policies, Investments in unconsolidated affiliates".

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  FISCAL REPORTING PERIODS

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30. This period is utilized as it is a natural business year closely coinciding with the rice crop year in the southern United

                      RIVIANA FOODS INC. AND SUBSIDIARIES

States, rice being the largest component of the Company's sales. The fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001 were 52-week fiscal years.

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

BALANCE SHEET DATA                                            JUNE 29, 2003   JUNE 30, 2002
------------------                                            -------------   -------------
Current assets..............................................     $45,484         $41,641
Noncurrent assets...........................................      35,176          23,984
                                                                 -------         -------
     Total assets...........................................     $80,660         $65,625
                                                                 =======         =======
Current liabilities.........................................     $32,147         $29,293
Noncurrent liabilities......................................      20,804          11,976
Common equity:
  Riviana...................................................      12,797          11,345
  Others....................................................      14,912          13,011
                                                                 -------         -------
     Total liabilities and equity...........................     $80,660         $65,625
                                                                 =======         =======

INCOME STATEMENT DATA                                    2003       2002       2001
---------------------                                    ----       ----       ----
Net sales............................................  $151,796   $139,591   $133,835
Gross profit.........................................    27,809     24,728     22,612
Income before income taxes...........................     6,845      7,156      5,545
Net income...........................................     5,888      5,714      4,577
Equity in earnings of unconsolidated affiliates......     2,814      2,798      2,164

     Subsequent to June 29, 2003, the Company's unconsolidated affiliate, Boost, entered into a trademark license agreement and put option contract expiring in 2018 with the Company's joint venture partner, Ebro Puleva (Ebro). Boost committed to pay Ebro E1,400 ($1,600) annually, adjusted for local inflation, until 2018 for the right to use the trademark Reis Fit(R) and Ris-Fix(R) in certain European countries. At any time prior to 2018, Ebro has the right to require Boost to purchase the trademarks for an amount equal to the gross remaining payments on the license agreement, adjusted for local inflation.

     The Company guarantees certain notes payable of these unconsolidated affiliates. See Note 9, "Related party transactions", and Note 10, "Commitments and contingencies: Loan Guarantees".

  CHANGES IN ACCOUNTING PRINCIPLES

     Effective July 3, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137,

                      RIVIANA FOODS INC. AND SUBSIDIARIES

"Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The effect of adopting these statements had no material impact on the Company's results of operations or financial position.

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

     Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition to requiring the use of the purchase method for all business combinations, SFAS No. 141 requires intangible assets that meet certain criteria to be recognized as assets apart from goodwill. SFAS No. 142 addresses accounting and reporting standards for acquired goodwill and other intangible assets, and generally requires that goodwill and indefinite life intangible assets no longer be amortized but be tested for impairment annually. Finite life intangible assets will continue to be amortized over their useful lives. As of July 1, 2002, the Company completed the required impairment tests of goodwill and other intangible assets with indefinite lives and, based on the results of the tests, determined no reserve for impairment to the carrying values of these assets was needed. In accordance with SFAS No. 142, prior period amounts were not restated. For the twelve months ended June 30, 2002 and July 1, 2001, amortization net of taxes of indefinite life intangibles was $97 and $46. Had the prior period been restated, the effect of adopting this statement would have had no material effect on the Company's results of operations or financial position. The net carrying value of goodwill and other indefinite life intangibles as of June 29, 2003 was $9,585 and $1,694.

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

     Effective December 30, 2002, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation significantly changes the previous practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in the interpretation are required to be initially recorded at fair value, which is different from general current practice of recognition of a liability only when loss is probable and reasonably estimable, as prescribed in SFAS No. 5, "Accounting for Contingencies." The interpretation also requires a guarantor to make significant new

                      RIVIANA FOODS INC. AND SUBSIDIARIES
disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The effect of adopting this interpretation did not have a material impact on the Company's results of operations or financial position. See Note 10, "Commitments and contingencies:
Loan Guarantees".

     Effective December 30, 2002, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based compensation. The Company has elected to continue to follow the intrinsic value method in accounting for its employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees". Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of adopting this statement did not have a material impact on the Company's results of operations or financial position. See Note 12, "Stock option plans".

     Effective December 30, 2002, the Company adopted EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor". This issue addresses the accounting for cash consideration given to a reseller of a vendor's products from a vendor. This issue indicates that cash consideration received by a customer from a vendor is presumed to be a reduction in the price of the vendor's products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer's income statement. The EITF indicated that such presumption is overcome when the consideration is either (a) a reimbursement of costs incurred by the customer to sell the vendor's products, in which case the cash consideration should be characterized as a reduction of that cost when recognized in the customer's income statement, or (b) a payment for assets or services delivered to the vendor, in which case the cash consideration should be characterized as revenue when recognized in the customer's income statement. The EITF also reached a consensus that a rebate or refund of a specified amount of cash consideration that is payable only if the customer completed a specified cumulative level of purchases or remains a customer for a specified time period should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the cash consideration offered to each of the underlying transactions that results in progress by the customer toward earning the rebate or refund, provided the amounts are reasonably estimable. The effect of adopting this issue did not have a material impact on the Company's results of operations or financial position.

     Effective February 1, 2003, the Company adopted FIN No. 46, "Consolidation of Variable Interest Entities -- an Interpretation of ARB No. 51." This interpretation addresses consolidation by business enterprises of entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Variable interest entities are required to be consolidated by their primary beneficiaries if they do not effectively disperse risks among parties involved. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses or receives a majority of its expected residual returns. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003 and apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain new disclosure requirements apply to all financial statements issued after January 31, 2003. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial position.

     Effective June 1, 2003, the Company adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and

                      RIVIANA FOODS INC. AND SUBSIDIARIES
equity. SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS No. 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting this statement did not have a material impact on the Company's results of operations or financial position.

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

  INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories were composed of the following:

                                                              JUNE 29, 2003   JUNE 30, 2002
                                                              -------------   -------------
Raw materials...............................................     $ 9,098         $ 8,301
Work in Process.............................................          64              75
Finished goods..............................................      37,933          33,600
Packaging supplies..........................................       7,705           6,157
                                                                 -------         -------
  Total.....................................................     $54,800         $48,133
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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

  GOODWILL AND OTHER INTANGIBLES

     As described above, the Company adopted SFAS No. 142 on July 1, 2002. In accordance with SFAS No. 142, goodwill and indefinite life intangible assets are no longer amortized but subject to annual impairment tests. The required impairment tests were performed and did not result in an impairment charge. Prior to 2003, these assets were amortized on the straight-line method. Other intangible assets with finite lives, such as non-compete agreements, continue to be amortized over their useful lives, ranging from 3 to 5 years.

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

  EARNINGS PER SHARE

     Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                                              2003     2002     2001
                                                             ------   ------   ------
Basic......................................................  14,252   14,083   14,072
Effect of dilutive stock options...........................     353      183       93
                                                             ------   ------   ------
Diluted....................................................  14,605   14,266   14,165
                                                             ======   ======   ======

     In the calculation of the effect of dilutive stock options, 1, 418 and 463 anti-dilutive stock option shares have been excluded for 2003, 2002 and 2001.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

  STOCK-BASED COMPENSATION

     Stock-based compensation plans, are accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations using the intrinsic value method. Accordingly, no expense has been recognized for stock option grants. Had expense been determined based on the Black-Scholes option pricing model at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Net income:
  As reported...........................................  $28,656   $25,245   $19,242
  Proforma stock-based compensation expense, net of
     tax................................................    1,078       920       901
                                                          -------   -------   -------
  Pro forma.............................................  $27,578   $24,325   $18,341
                                                          =======   =======   =======
Earnings per share -- basic:
  As reported...........................................  $  2.01   $  1.79   $  1.37
  Proforma stock-based compensation expense, net of
     tax................................................     0.07      0.06      0.07
                                                          -------   -------   -------
  Pro forma.............................................  $  1.94   $  1.73   $  1.30
                                                          =======   =======   =======
Earnings per share -- diluted:
  As reported...........................................  $  1.96   $  1.77   $  1.36
  Proforma stock-based compensation expense, net of
     tax................................................     0.06      0.06      0.06
                                                          -------   -------   -------
  Pro forma.............................................  $  1.90   $  1.71   $  1.30
                                                          =======   =======   =======

The SFAS No. 123 method of accounting has not been applied to options granted prior to July 3, 1995 and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The Black-Scholes option pricing model was used to value the grants issued in 2003, 2002 and 2001. The weighted average value and the assumptions used were as follows:

                                                              2003    2002    2001
                                                              -----   -----   -----
Weighted average value per share............................  $8.00   $4.78   $5.55
Option term until exercised (years).........................      7       7       7
Risk-free interest rate.....................................    4.3%    5.1%    6.0%
Expected dividend yield.....................................    2.7%    4.9%    3.8%
Volatility..................................................   0.35    0.36    0.37

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

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

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes derivative financial instruments as hedges to manage a portion of its exposure to fluctuations in exchange rates related to inventory purchases denominated in foreign currencies. These instruments qualify for hedge accounting treatment and, accordingly, gains and losses on these instruments are deferred and included in the basis of the inventory hedged. The Company utilizes forward currency exchange contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding 24 months and are settled at maturity, based on rates agreed to at the inception of the contracts. At June 29, 2003, the Company had established bank lines available to purchase forward exchange contracts in the amount of $91,843, of which $7,491 was outstanding. Gains and losses deferred in outstanding instruments at June 29, 2003 were $94 and $180.

     The Company from time to time utilizes rough rice futures contracts to hedge specific purchase commitments. The contracts have varying maturities with none exceeding twelve months and are settled at maturity, based on prices agreed to at the inception of the contracts. At June 29, 2003, the Company had no outstanding rough rice futures contracts.

     As a matter of policy, the Company does not engage in speculative activity and does not hedge to protect the translated results of foreign operations or other economic exposures for which speculative accounting treatment of the hedging instrument would be required.

  RECLASSIFICATION

     Certain prior-year balances have been reclassified to conform to the current-year presentation.

(3) RESTRUCTURING AND OTHER CHARGES:

     During the third quarter of 2001, the Company recorded restructuring and other charges at Stevens & Brotherton, the Company's United Kingdom subsidiary. The charges consisted of redundancy payments ($388) for employee termination benefits for 16 employees, excess facility costs ($553) and equipment and other asset write-downs ($494). The $1,435 liability originally recorded in accrued liabilities has been reduced to $319 at June 29, 2003. The remaining liability primarily relates to long-term office and equipment leases.

(4) MARKETABLE SECURITIES:

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

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Aggregate fair value........................................    $219       $65
Cost basis..................................................      62        62
                                                                ----       ---
  Unrealized net gain before taxes..........................     157         3
Income taxes................................................      55         1
                                                                ----       ---
Unrealized gain, net of taxes...............................    $102       $ 2
                                                                ====       ===
Unrealized gains............................................    $166       $12
Unrealized losses...........................................      (9)       (9)
                                                                ----       ---
  Unrealized net gain before taxes..........................    $157       $ 3
                                                                ====       ===

                                                              2003   2002    2001
                                                              ----   ----   ------
Proceeds from sales of marketable securities................  None   None   $1,758
Realized gross gains........................................                 1,448
Realized gross losses.......................................

(5) ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following:

                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Payroll, commissions and bonuses............................  $ 8,229    $ 7,365
Coupon redemption and advertising...........................    4,028      4,181
Taxes, other than income taxes..............................    1,354      1,145
Manufacturing costs.........................................    2,142      2,474
Other.......................................................    2,814      3,039
                                                              -------    -------
  Total.....................................................  $18,567    $18,204
                                                              =======    =======

(6) BORROWING ARRANGEMENTS:

     Interest rates related to short-term debt vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest. At June 29, 2003, $22,000 of short-term debt was outstanding. The weighted average interest rate at June 29, 2003 was 1.9%. In the United States, the Company has an unused line of credit of $11,468, net of $22,000 in short-term debt borrowed and $1,532 in letters of credit at June 29, 2003. The Company is subject to limited financial covenants and is in compliance with all of these covenants. Internationally, the Company has unused lines of credit totaling about $11,033, with no amounts borrowed at June 29, 2003.

     Long-term debt consisted of the following:

                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Total long-term debt........................................   $2,247     $2,396
Less current maturities.....................................      694        859
                                                               ------     ------
Long-term debt, net of current maturities...................   $1,553     $1,537
                                                               ======     ======

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The weighted average interest rates of long-term debt, all from an international subsidiary, at June 29, 2003 and June 30, 2002 were 19.5% and 19.6%.

     Total long-term debt at June 29, 2003 matures as follows:

2004........................................................  $  694
2005........................................................     273
2006........................................................     276
2007........................................................     260
2008........................................................     248
Thereafter..................................................     496
                                                              ------
Total.......................................................  $2,247
                                                              ======

     Total interest paid was $638, $615 and $1,309 for 2003, 2002 and 2001.

(7) INCOME TAXES:

     The provision for income taxes consisted of the following:

                                                              2003     2002     2001
                                                             ------   ------   ------
Federal....................................................  $1,927   $4,503   $4,633
State......................................................     616      322      348
Foreign....................................................   2,362    1,872    3,128
                                                             ------   ------   ------
  Total current provision..................................   4,905    6,697    8,109
                                                             ------   ------   ------
Federal....................................................   4,545    2,865      410
Foreign....................................................    (128)      11     (167)
                                                             ------   ------   ------
  Total deferred provision.................................   4,417    2,876      243
                                                             ------   ------   ------
  Income tax expense.......................................  $9,322   $9,573   $8,352
                                                             ======   ======   ======
Total income taxes paid....................................  $8,639   $8,208   $8,928
                                                             ======   ======   ======

     The difference between the statutory United States federal income tax rate and the Company's global effective tax rate as reflected in the consolidated statements of income was as follows:

                                             2003                     2002                     2001
                                    ----------------------   ----------------------   ----------------------
                                       TAX      PERCENT OF      TAX      PERCENT OF      TAX      PERCENT OF
                                     EXPENSE      PRETAX      EXPENSE      PRETAX      EXPENSE      PRETAX
                                    (BENEFIT)     INCOME     (BENEFIT)     INCOME     (BENEFIT)     INCOME
                                    ---------   ----------   ---------   ----------   ---------   ----------
Taxes at U.S. Federal statutory
  rate............................   $13,442       35.0%      $12,262       35.0%      $ 9,782       35.0%
Resolution of issues at less than
  estimate previously provided....    (1,558)      (4.1)         (903)      (2.6)
Alternative fuels credit..........      (535)      (1.4)         (548)      (1.6)         (546)      (2.0)
Foreign earnings subject to tax
  rates that are different from
  the U.S. federal statutory
  rate............................    (1,288)      (3.4)       (1,809)      (5.1)       (1,229)      (4.4)
State taxes, net of federal
  benefit.........................       400        1.0           209        0.6           226        0.8
Taxes on dividends received from
  foreign subsidiaries............       124        0.3            77        0.2           780        2.8
Other.............................    (1,263)      (3.1)          285        0.8          (661)      (2.3)
                                     -------       ----       -------       ----       -------       ----
  Income tax expense/effective
     rate.........................   $ 9,322       24.3%      $ 9,573       27.3%      $ 8,352       29.9%
                                     =======       ====       =======       ====       =======       ====

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     The components of deferred taxes were as follows:

                                                              JUNE 29,   JUNE 30,
                                                                2003       2002
                                                              --------   --------
Accrued liabilities.........................................  $ 1,647    $ 1,599
Allowance for doubtful accounts.............................      328        551
State taxes.................................................      525        381
Inventories.................................................      188
Staff termination indemnities...............................      459        131
Other.......................................................        2          2
                                                              -------    -------
  Total deferred tax assets.................................    3,149      2,664
                                                              -------    -------
Property, plant and equipment and other.....................   13,211     10,379
Accrued employee benefits...................................    2,395        363
Inventories.................................................                  16
Marketable securities.......................................       55          1
                                                              -------    -------
  Total deferred tax liabilities............................   15,661     10,759
                                                              -------    -------
     Net deferred tax liabilities...........................  $12,512    $ 8,095
                                                              =======    =======

     Income of foreign subsidiaries before income taxes and minority interests was $13,894, $13,334 and $10,603 for 2003, 2002 and 2001.

     The Company does not provide deferred income taxes on unremitted earnings of foreign subsidiaries, since such earnings are considered to be permanently invested. Cumulative unremitted earnings of foreign subsidiaries were $68,292, $58,492 and $48,251 as of June 29, 2003, June 30, 2002 and July 1, 2001.

(8) PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS:

     Riviana has defined benefit plans covering substantially all United States and certain international employees. The benefits are based on years of service and the employee's compensation. The Company's funding policy is to contribute annually at least the minimum amounts actuarially necessary to provide for retirement benefits.

     The following sets forth summarized information regarding the Company's defined benefit retirement plans:

                                                    UNITED STATES      INTERNATIONAL
                                                  -----------------   ----------------
                                                   2003      2002      2003      2002
                                                  -------   -------   -------   ------
Change in projected benefit obligations:
  Benefit obligations at the beginning of
     year.......................................  $31,320   $26,609   $ 8,508   $7,801
  Service cost: Employer........................    2,760     2,501       130      227
               Employees........................                           94       91
  Interest cost.................................    2,178     1,934       533      504
  Amendments....................................   (3,912)       83                  6
  Actuarial (gain) loss.........................    6,205     1,912     2,612     (569)
  Foreign exchange impact.......................                          770      648
  Plan disbursements............................   (2,084)   (1,719)     (281)    (200)
                                                  -------   -------   -------   ------
  Benefit obligations at the end of year........  $36,467   $31,320   $12,366   $8,508
                                                  =======   =======   =======   ======

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                                                    UNITED STATES      INTERNATIONAL
                                                  -----------------   ----------------
                                                   2003      2002      2003      2002
                                                  -------   -------   -------   ------
Change in plan assets:
  Fair value of plan assets at beginning of
     year.......................................  $29,752   $27,279   $ 7,529   $6,789
  Actual return on plan investments.............      915    (2,608)     (462)    (631)
  Contributions: Employer.......................    8,800     6,800       308      904
                Employee........................                           94       97
  Foreign exchange impact.......................                          561      570
  Plan disbursements............................   (2,084)   (1,719)     (281)    (200)
                                                  -------   -------   -------   ------
  Fair value of plan assets at end of year......  $37,383   $29,752   $ 7,749   $7,529
                                                  =======   =======   =======   ======
Funded status:
  Funded status at end of year..................  $   916   $(1,568)  $(4,617)  $ (979)
  Unrecognized net (gain) loss from experience
     different from that assumed................   12,305     5,074     5,648    1,998
  Unrecognized prior service costs..............   (2,679)      797
                                                  -------   -------   -------   ------
  Net asset (liability) recognized..............  $10,542   $ 4,303   $ 1,031   $1,019
                                                  =======   =======   =======   ======
Amounts recognized in balance sheets:
     Asset......................................  $10,542   $ 4,303   $ 1,031   $1,019
                                                  =======   =======   =======   ======
Weighted average assumptions:
  Discount rate.................................     6.0 %     7.25%     5.25%     6.0%
  Long-term rate of compensation increase.......     4.0       4.5       3.5       3.5
  Long-term rate of return on plan assets.......     8.75      9.0       7.1       7.5

     Components of net periodic pension costs:

                                         UNITED STATES              INTERNATIONAL
                                  ---------------------------   ---------------------
                                   2003      2002      2001     2003    2002    2001
                                  -------   -------   -------   -----   -----   -----
Service cost: Employer..........  $ 2,760   $ 2,501   $ 2,351   $ 130   $ 227   $ 313
             Employees..........                                   94      91     125
Interest cost...................    2,178     1,934     1,744     533     504     502
Expected return on plan
  assets........................   (2,903)   (2,539)   (2,275)   (590)   (559)   (568)
Amortization of transition/prior
  service costs.................      132        80       (11)            217
Amortization of actuarial (gain)
  loss..........................      394      (125)     (371)    296     156      59
                                  -------   -------   -------   -----   -----   -----
Net periodic pension costs......  $ 2,561   $ 1,851   $ 1,438   $ 463   $ 636   $ 431
                                  =======   =======   =======   =====   =====   =====

     Riviana provides death and additional retirement benefits to certain key employees. These plans are funded through Company-owned life insurance. The net cash surrender value of the insurance policies is recorded as a noncurrent asset in the accompanying consolidated balance sheets. The actuarially computed present value of the retirement benefits is recorded as an other noncurrent liability in the accompanying consolidated balance sheets. As of June 29, 2003 and June 30, 2002, the Company had recorded net cash surrender value of $3,146 and $3,127 and present value of retirement benefit obligations of $2,971 and $2,633. The Company recorded expense of $240, $169 and $192 related to these plans for 2003, 2002 and 2001.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

     Riviana has a defined contribution plan which covers substantially all United States employees. The Company contributes an amount equal to a percentage of employee contributions. Total expense related to this plan was $724, $643 and $717 during 2003, 2002 and 2001.

(9) RELATED PARTY TRANSACTIONS:

     The Company paid $1,155, $1,072 and $2,083 in 2003, 2002 and 2001 to W.
Elton Kennedy, a director of the Company, or entities controlled by him for rice purchases at market prices. At June 29, 2003, the Company had commitments to purchase an additional $628 in future rice purchases. Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Kennedy is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $1,885 promissory note payable by the Partnership. The Company has also executed transactions with other companies owned by certain directors which were not material to the Company's results of operations or financial position. Management of the Company believes that the foregoing transactions were on terms no less favorable to the Company than could normally be obtained from unaffiliated parties.

(10) COMMITMENTS AND CONTINGENCIES:

  LEASE COMMITMENTS

     At June 29, 2003, future minimum lease payments and sublease rentals under long-term operating lease obligations amounted to:

                                                                       SUBLEASE
                                                        GROSS LEASE     RENTAL    NET LEASE
                                                          PAYMENTS      INCOME    PAYMENTS
                                                        ------------   --------   ---------
2004..................................................    $ 3,651        $184      $ 3,467
2005..................................................      3,103           1        3,102
2006..................................................      2,528                    2,528
2007..................................................      1,357                    1,357
2008..................................................        218                      218
Thereafter............................................        124                      124
                                                          -------        ----      -------
  Total...............................................    $10,981        $185      $10,796
                                                          =======        ====      =======

     Rent expense net of rental income was $3,905, $3,733 and $3,560 for 2003, 2002 and 2001.

  LITIGATION

     Various actions and claims, which arose in the ordinary course of business, are pending against the Company. In the opinion of management, the ultimate liability, if any, which may result from these actions and claims will not materially affect the financial position or future results of operations of the Company.

  BUY-SELL AGREEMENT

     As of June 29, 2003, the Company had a $8,175 investment in Boost which represents a 49% ownership interest. The Boost stockholder agreement provides that either stockholder has the right to purchase the other's interest. The initial bid price offered by one stockholder to the other, if not accepted, would require the rejecting stockholder to counteroffer the initial bid price plus five percent. Each rejection thereafter would also require a five percent premium over the prior offer until one stockholder accepts.

                      RIVIANA FOODS INC. AND SUBSIDIARIES

  LOAN GUARANTEES

     As of June 29, 2003, the Company co-guaranteed two loans made to Herto N.V. by foreign banks. A loan made in 2002 contains terms which provide for a maximum credit available to Herto N.V. of E 7.5 million ($8,572) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of E 7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. that provides the Company would be reimbursed for 33 1/3% of any payment it was required to make under the terms of the guarantee. This guarantee was made prior to December 30, 2002, the effective date of FIN No. 45. Accordingly, no liability has been recorded by the Company.

     A second loan made in May 2003 contains terms which provide for a maximum credit to Herto N.V. of E 3.0 million ($3,429) with repayment beginning in 2005 with the final installment due in 2007. The Company has provided the bank with an unconditional guarantee for an amount not to exceed E 1.0 million ($1,143). The Company has calculated the fair value of the guarantee and determined it to be immaterial.

     As of June 29, 2003, the Company was contingently liable on a $1,885 promissory note payable by South LaFourche Farm Partnership. The guarantee was made prior to December 30, 2002, the effective date of FIN No. 45. Accordingly, no liability has been recorded by the Company. See Note 9, "Related party transactions."

(11) CAPITAL STOCK:

  COMMON STOCK

     At June 29, 2003, the Company had outstanding 1,586 shares of common stock sold before the Company's 1995 initial public offering to directors, officers and key employees of the Company or Boost at a discount of $1,632. The amount of discount was determined by the Board of Directors and represents a percentage reduction of about 50% from the formula based estimate of fair value at the time of sale. A majority of the shares discounted were sold as an inducement for predecessor management to continue employment and to participate in the initial capitalization of the Company in 1986. The discount is recorded in the accompanying consolidated financial statements as a reduction of stockholders' equity. Under a contractual agreement with the stockholders, the discount must be repaid when the shares are sold.

     The Company's common stock trades on The Nasdaq Stock Market (trading symbol "RVFD").

  PREFERRED STOCK

     At June 29, 2003, 5,000 shares of $1.00 per share par value preferred stock are authorized. No shares of preferred stock have been issued.

(12) STOCK OPTION PLANS:

     On December 28, 1994, and October 22, 1997, the Company's stockholders adopted incentive stock option plans (1994 Plan and 1997 Plan). On October 16, 2002, the Company's stockholders amended the 1997 Plan to increase by 1,000 shares the authorized shares of common stock to be granted under the 1997 Plan. On October 11, 1995, the Company's stockholders adopted a non-employee directors stock option plan (1995 NEDSOP) which was retroactively effective May 17, 1995. Collectively, these are the "Plans".

     Under the 1994 Plan and 1997 Plan, a total of 795 and 2,000 shares of common stock have been reserved for issuance pursuant to options that may be granted by a committee of the Board of Directors to eligible employees of the Company or Boost, including officers. Options granted allow the holders of the options to purchase shares of common stock at the fair market value on the date of the grant for a period of ten years. No options will become exercisable sooner than one year after the date of the grant.

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

     The Plans' activity is summarized below:

                                                 2003                2002                2001
                                           -----------------   -----------------   -----------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                                    AVERAGE             AVERAGE             AVERAGE
                                                    EXERCISE            EXERCISE            EXERCISE
                                           SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                           ------   --------   ------   --------   ------   --------
Options outstanding beginning of year....  1,324     $17.70    1,238     $17.30    1,096     $17.44
Granted..................................    228      24.80      255      17.97      248      16.54
Exercised................................   (161)     16.48     (131)     14.29      (34)     12.80
Canceled.................................     (8)     18.98      (38)     18.34      (72)     18.91
                                           -----               -----               -----
End of year:
  Options outstanding....................  1,383      19.01    1,324      17.70    1,238      17.30
                                           =====               =====               =====
  Options exercisable....................    467      17.08      415      16.60      451      15.07
                                           =====               =====               =====
  Options outstanding price range........   $12.00 - $26.49     $12.00 - $23.92     $12.00 - $22.41

Options outstanding at June 29, 2003 have a weighted average remaining contractual life of 6.2 years.

(13) BUSINESS ACQUISITION:

     Effective February 10, 2003, the Company purchased all of the Rice Specialties business of ACH Food Companies, Inc. (ACH) for about $25,431. The business located in Brinkley, Arkansas, and Mobile, Alabama, manufactures and sells a variety of rice products including quick-cooking rice for the U.S. food manufacturing, retail and foodservice industry. The results of operations are included in the Company's financial statements beginning February 10, 2003.

     The following summarizes the fair values of the assets acquired and liability assumed at the date of acquisition:

Working capital.............................................  $ 2,753
Property, plant and equipment...............................   12,653
Goodwill....................................................    9,585
Other.......................................................      440
                                                              -------
  Net assets acquired.......................................  $25,431
                                                              =======

     The $9,585 of goodwill is expected to be deductible for tax purposes.

(14) SEGMENT INFORMATION:

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

     The Company's geographic area data are as follows:

                                                                2003       2002       2001
                                                              --------   --------   --------
Sales to unaffiliated customers:
  Domestic..................................................  $253,467   $244,403   $244,994
  Europe....................................................    54,388     46,872     53,031
  Central America...........................................    88,452     83,789     83,974
                                                              --------   --------   --------
      Total consolidated....................................  $396,307   $375,064   $381,999
                                                              ========   ========   ========
Sales between geographic areas:
  Domestic..................................................  $     65   $    312   $    271
  Central America...........................................    19,886     18,347     18,449
  Eliminations..............................................   (19,951)   (18,659)   (18,720)
                                                              --------   --------   --------
      Total consolidated....................................  $      0   $      0   $      0
                                                              ========   ========   ========
Income:
  Operating income:
    Domestic................................................  $ 35,361   $ 32,499   $ 26,583
    Europe..................................................     1,106      1,723       (880)
    Central America.........................................    10,483     10,054     10,333
                                                              --------   --------   --------
      Total operating income................................    46,950     44,276     36,036
    General corporate expenses..............................   (11,147)   (10,682)    (9,885)
                                                              --------   --------   --------
    Income from operations..................................    35,803     33,594     26,151
  Interest expense..........................................      (706)      (527)    (1,343)
  Equity in earnings of unconsolidated affiliates...........     2,814      2,798      2,164
  Other income, net.........................................       496       (830)       977
                                                              --------   --------   --------
    Income before income taxes and minority interests.......  $ 38,407   $ 35,035   $ 27,949
                                                              ========   ========   ========
Identifiable assets at end of year:
  Domestic..................................................  $161,730   $128,083   $131,746
  Europe....................................................    30,139     24,332     21,040
  Central America...........................................    56,444     49,708     44,270
                                                              --------   --------   --------
      Total identifiable assets.............................   248,313    202,123    197,056
  Corporate.................................................    25,637     20,591     11,237
                                                              --------   --------   --------
      Total assets..........................................  $273,950   $222,714   $208,293
                                                              ========   ========   ========
Long lived assets:
  Domestic..................................................  $103,545   $ 78,905   $ 77,663
  Europe....................................................    10,390      9,579      7,364
  Central America...........................................    14,541     13,730     13,412
  Corporate.................................................    19,259     11,842      7,642
                                                              --------   --------   --------
      Total consolidated....................................  $147,735   $114,056   $106,081

                      RIVIANA FOODS INC. AND SUBSIDIARIES

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                              ========   ========   ========
Depreciation and amortization:
  Domestic..................................................  $  6,478   $  5,557   $  4,798
  Europe....................................................       118        133        186
  Central America...........................................     1,828      1,620      1,631
  Corporate.................................................       201        219        264
                                                              --------   --------   --------
      Total consolidated....................................  $  8,625   $  7,529   $  6,879
                                                              ========   ========   ========
Capital expenditures:
  Domestic..................................................  $  8,495   $  6,851   $ 10,240
  Europe....................................................        94         38         50
  Central America...........................................     3,487      2,744      1,588
  Corporate.................................................       563        117         39
                                                              --------   --------   --------
      Total consolidated....................................  $ 12,639   $  9,750   $ 11,917
                                                              ========   ========   ========
Investment in unconsolidated affiliates:
  Corporate.................................................  $  2,842   $  2,192   $  2,556
  Europe....................................................     9,955      9,153      6,875
                                                              --------   --------   --------
      Total consolidated....................................  $ 12,797   $ 11,345   $  9,431
                                                              ========   ========   ========

(15) UNAUDITED QUARTERLY FINANCIAL DATA:

                                                                     QUARTERS ENDED
                                                        -----------------------------------------
                                                        SEPTEMBER   DECEMBER    MARCH      JUNE       YEAR
                                                        ---------   --------   -------   --------   --------
2003
  Net sales...........................................   $95,214    $98,229    $99,367   $103,497   $396,307
  Gross profit........................................    26,819     28,420     27,583     27,036    109,858
  Income before income taxes and minority interests...     9,044      9,780      9,507     10,076     38,407
  Net income..........................................     6,318      8,487      6,705      7,146     28,656
  Per share:
    Earnings:
      Basic...........................................      0.45       0.60       0.47       0.50       2.01
      Diluted.........................................      0.44       0.58       0.46       0.49       1.96
    Cash dividends paid...............................     0.165      0.165       0.17       0.17       0.67
  Market price:
    High..............................................     27.14      27.60      28.04      31.34      31.34
    Low...............................................     21.31      22.13      21.38      23.15      21.31
2002
  Net sales...........................................   $93,153    $98,675    $92,499   $ 90,737   $375,064
  Gross profit........................................    24,881     29,050     27,139     26,858    107,928
  Income before income taxes and minority interests...     6,677      9,959      8,823      9,576     35,035
  Net income..........................................     4,608      7,902      6,075      6,660     25,245
  Per share:
    Earnings:
      Basic...........................................      0.33       0.56       0.43       0.47       1.79
      Diluted.........................................      0.33       0.56       0.43       0.46       1.77
    Cash dividends paid...............................      0.16       0.16      0.165      0.165       0.65
  Market price:
    High..............................................     18.65      18.68      18.68      27.40      27.40
    Low...............................................     16.50      16.96      16.96      20.85      16.50

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the annual earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There is nothing to be reported under this item.

ITEM 9A.  CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Company's principal executive officer and principal chief financial officer believe that:

          The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

          The Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure such information was accumulated and communicated to the Company's management, including the Company's principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 29, 2003, including the Company's 1994 Stock Option Plan, 1997 Stock Option Plan and 1995 Non-Employee Director Stock Option Plan, as amended and restated (together, the "Plans"). Stockholders have approved the Plans.

                                                                                            NUMBER OF
                                                                                            SECURITIES
                                                  NUMBER OF            WEIGHTED-       REMAINING AVAILABLE
                                               SECURITIES TO BE     AVERAGE EXERCISE   FOR FUTURE ISSUANCE
                                                 ISSUED UPON            PRICE OF           UNDER EQUITY
                                                   EXERCISE           OUTSTANDING       COMPENSATION PLANS
                                                OF OUTSTANDING          OPTIONS,            (EXCLUDING
                                              OPTIONS, WARRANTS       WARRANTS AND     SECURITIES REFLECTED
PLAN CATEGORY                                     AND RIGHTS             RIGHTS           IN COLUMN (a))
-------------                                --------------------   ----------------   --------------------
                                                  (a)                     (b)               (c)
Equity compensation plans approved by
  security holders:
  Employee plans...........................       1,299,182             $19.04              1,024,811
  Non-Employee Directors plan..............          84,000              18.58                166,000
Equity compensation plans not approved by
  security holders.........................            None         Not applicable               None
                                                  ---------                                 ---------
Total......................................       1,383,182             $19.01              1,190,811
                                                  =========                                 =========

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

ITEM 14.  AUDITOR FEES

  AUDIT FEES

     Fees for audit services totaled approximately $484,500 in fiscal 2003 and approximately $348,500 in fiscal 2002, including fees associated with the annual audit, the reviews of the Company's quarterly reports on Form 10-Q and statutory audits required internationally. In fiscal 2002 the reviews of the Company's quarterly reports on Form 10-Q were performed by a predecessor auditor.

  AUDIT-RELATED FEES

     Fees for audit-related services totaled approximately $25,800 in fiscal 2003 and none in fiscal 2002. Audit-related services principally included fees for the audit of the Riviana Foods Savings Plan, due diligence in connection with an acquisition and accounting consultations. In fiscal 2002 these services were performed by a predecessor auditor.

  TAX FEES

     Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $184,000 in fiscal 2003 and none in fiscal 2002. In fiscal 2002 these services were performed by a predecessor auditor.

  ALL OTHER FEES

     The Company did not engage KPMG LLP on any other matters not otherwise included in the above categories in either fiscal 2003 or 2002.

     The Audit Committee of the Board has adopted a policy requiring pre-approval by the Audit Committee of all services (audit and non-audit) to be provided to the Company by its independent auditor. Any proposed services to be provided by the independent auditor, including proposed services exceeding pre-approved budget levels, will require specific pre-approval by the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         3.1 The Company's Restated Certificate of Incorporation dated December 28, 1994, is incorporated herein by reference to
                  Exhibit 3.01 to the Company's Registration Statement on Form S-1, NO. 33-87838 under the Securities Act of 1933, as amended (the "Registration Statement")

         3.2 The Company's By-laws, as amended effective February 21, 2002 are incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 000-25294

       *10.1 Amendment to Consulting Agreement dated January 1, 1996 between Riviana Foods Inc. and Frank A. Godchaux III dated February 1, 2001 is incorporated herein by reference to
                  Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 000-25294

       *10.2 Amendment to Consulting Agreement dated July 1, 1994 between Riviana Foods Inc. and Charles R. Godchaux dated February 1, 2001 is incorporated herein by reference to
                  Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 000-25294

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

       *10.12 Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana Foods Inc. and W. David Hanks dated December 15, 1994, is incorporated herein by reference to Exhibit 10.12 to the Registration Statement

       *10.13 Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana Foods Inc. and Jack M. Nolingberg dated December 15, 1994, is incorporated herein by reference to Exhibit 10.13 to the Registration Statement

       *10.14 Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana Foods Inc. and Robert D. Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration Statement

       *10.15 Director's Stock Purchase Agreement between Riviana Foods Inc. and W. Elton Kennedy dated March 27, 1986, is incorporated herein by reference to Exhibit 10.15 to the Registration Statement

       *10.16 Amended and Restated 1995 Non-Employee Director Stock Option Plan dated May 17, 1996, is incorporated herein by reference to Exhibit 10(xvi) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 000-25294

       *10.17 Amendment of Amendment and Restatement of Executive Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and W. David Hanks dated November 8, 1996 is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997, File No. 000-25294

       *10.18 Amendment of Amendment and Restatement of Executive Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and Jack M. Nolingberg dated November 8, 1996 is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 000-25294

       *10.19 1997 Amended and Restated Stock Option Plan dated September 1, 1997, is incorporated herein by reference to Exhibit 10(xviv) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, File No. 000-25294

       *10.20 First Amendment to the Amended and Restated 1997 Stock Option Plan incorporated herein by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the period ended March 30, 2003, File No. 000-25294

       *10.21 Registration of additional securities pursuant to the First Amendment to the Amended and Restated 1997 Stock Option Plan incorporated herein by reference as the Registration Statement on Form S-8 filed August 4, 2003, File No. 333-107624

       *10.22 Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan dated August 18, 2003

        21. A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration Statement

        23.       Consent of KPMG LLP

        31.1      Section 302 Certification of Principal Executive Officer

        31.2      Section 302 Certification of Principal Financial Officer

        32.1      Section 906 Certification of Principal Executive Officer

        32.2      Section 906 Certification of Principal Financial Officer

(b)    Reports on Form 8-K.

       Current Report on Form 8-K dated February 4, 2003, reporting that the Registrant had issued a press release announcing the execution of an asset purchase agreement with ACH Food Companies, Inc., a copy of which was filed as
Exhibit 99.1 in that Form 8-K.

       Current Report on Form 8-K dated May 1, 2003, reporting that the Registrant had issued a press release announcing operating results for the third quarter ended March 30, 2003, a copy of which was filed as Exhibit 99.1 in that Form 8-K.

       Current Report on Form 8-K dated August 21, 2003, reporting that the Registrant had issued a press release announcing operating results for the fourth quarter ended June 29, 2003, a copy of which was filed as Exhibit 99.1 in that Form 8-K.


------------------

* Indicates a management contract or compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 12, 2003.


                                                     RIVIANA FOODS INC.
                                                       (Registrant)


                                            By     /s/ Joseph A. Hafner, Jr.
                                              ----------------------------------
                                                    JOSEPH A. HAFNER, JR.
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on September 12, 2003.

                 SIGNATURE                                                    CAPACITY
                 ---------                                                    --------
         /s/ Joseph A. Hafner, Jr.                      Chief Executive Officer, President and Director
--------------------------------------------            (Principal Executive Officer)
             JOSEPH A. HAFNER JR.

         /s/ W. David Hanks                             Executive Vice President and Director
--------------------------------------------
             W. DAVID HANKS

         /s/ E. Wayne Ray, Jr.                          Vice President, Chief Financial Officer, Treasurer and
--------------------------------------------            Director (Principal Financial and Accounting Officer)
             E. WAYNE RAY, JR.

         /s/ Frank A. Godchaux III                      Chairman of the Board
--------------------------------------------
             FRANK A. GODCHAUX III

         /s/ Charles R. Godchaux                        Vice Chairman of the Board
--------------------------------------------
             CHARLES R. GODCHAUX

         /s/ Frank K. Godchaux                          Director
--------------------------------------------
             FRANK K. GODCHAUX

         /s/ W. Elton Kennedy                           Director
--------------------------------------------
             W. ELTON KENNEDY

         /s/ E. James Lowrey                            Director
--------------------------------------------
             E. JAMES LOWREY

         /s/ Theresa G. Payne                           Director
--------------------------------------------
             THERESA G. PAYNE

         /s/ Patrick W. Rose                            Director
--------------------------------------------
             PATRICK W. ROSE

         /s/ Thomas B. Walker, Jr.                      Director
--------------------------------------------
             THOMAS B. WALKER, JR.

         /s/ Charles H. Cotros                          Director
--------------------------------------------
             CHARLES H. COTROS

                                  EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION

         3.1 The Company's Restated Certificate of Incorporation dated December 28, 1994, is incorporated herein by reference to
                  Exhibit 3.01 to the Company's Registration Statement on Form S-1, NO. 33-87838 under the Securities Act of 1933, as amended (the "Registration Statement")

         3.2 The Company's By-laws, as amended effective February 21, 2002 are incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 000-25294

       *10.1 Amendment to Consulting Agreement dated January 1, 1996 between Riviana Foods Inc. and Frank A. Godchaux III dated February 1, 2001 is incorporated herein by reference to
                  Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 000-25294

       *10.2 Amendment to Consulting Agreement dated July 1, 1994 between Riviana Foods Inc. and Charles R. Godchaux dated February 1, 2001 is incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 000-25294

       *10.3 Benefit Restoration Plan is incorporated herein by reference to Exhibit 10.03 to the Registration Statement

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

       *10.12 Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana Foods Inc. and W. David Hanks dated December 15, 1994, is incorporated herein by reference to Exhibit 10.12 to the Registration Statement

       *10.13 Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana Foods Inc. and Jack M. Nolingberg dated December 15, 1994, is incorporated herein by reference to Exhibit 10.13 to the Registration Statement

       *10.14 Amendment and Restatement of Executive Officer's Stock Purchase Agreement between Riviana Foods Inc. and Robert D. Watts dated December 15, 1994, as amended, is incorporated herein by reference to Exhibit 10.14 to the Registration Statement

       *10.15 Director's Stock Purchase Agreement between Riviana Foods Inc. and W. Elton Kennedy dated March 27, 1986, is incorporated herein by reference to Exhibit 10.15 to the Registration Statement

       *10.16 Amended and Restated 1995 Non-Employee Director Stock Option Plan dated May 17, 1996, is incorporated herein by reference to Exhibit 10(xvi) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 000-25294

       *10.17 Amendment of Amendment and Restatement of Executive Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and W. David Hanks dated November 8, 1996 is incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997, File No. 000-25294

       *10.18 Amendment of Amendment and Restatement of Executive Officer's Stock Purchase Agreement dated December 15, 1994, between Riviana Foods Inc. and Jack M. Nolingberg dated November 8, 1996 is incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, File No. 000-25294

       *10.19 1997 Amended and Restated Stock Option Plan dated September 1, 1997, is incorporated herein by reference to Exhibit 10(xviv) to the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1998, File No. 000-25294

       *10.20 First Amendment to the Amended and Restated 1997 Stock Option Plan incorporated herein by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the period ended March 30, 2003, File No. 000-25294

       *10.21 Registration of additional securities pursuant to the First Amendment to the Amended and Restated 1997 Stock Option Plan incorporated herein by reference as the Registration Statement on Form S-8 filed August 4, 2003, File No. 333-107624

       *10.22 Amendment to Amended and Restated 1995 Non-Employee Director Stock Option Plan dated August 18, 2003

        21. A list of the subsidiaries of the Registrant is incorporated herein by reference to Exhibit 21.01 to the Registration Statement

        23.       Consent of KPMG LLP

        31.1      Section 302 Certification of Principal Executive Officer

        31.2      Section 302 Certification of Principal Financial Officer

        32.1      Section 906 Certification of Principal Executive Officer

        32.2      Section 906 Certification of Principal Financial Officer


------------------

* Indicates a management contract or compensatory plan or arrangement