Form 10-Q
period 2003-09-28
RIVIANA FOODS INC /DE/
filed 2003-11-05
CIK 934650

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

                  For the quarterly period ended September 28, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from            to
                                                 ----------    ------------

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

         The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at October 29, 2003, was 14,388,080.



================================================================================

                               RIVIANA FOODS INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 28, 2003

                                      INDEX


                                                                                                               Page
                                                                                                               ----
Part I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Balance Sheets at September 28, 2003 and June 29, 2003.............................1

                  Consolidated Statements of Income for the Three Months
                     Ended September 28, 2003 and September 29, 2002..............................................2

                  Consolidated Statements of Cash Flows for the Three Months Ended
                     September 28, 2003 and September 29, 2002....................................................3

                  Notes to Consolidated Financial Statements......................................................4

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                        of Operations.............................................................................8

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk......................................12

         Item 4 - Controls and Procedures........................................................................13

Part II - Other Information

         Item 4 - Submission of Matters to a Vote of Security Holders............................................14

         Item 6 - Exhibits and Reports on Form 8-K...............................................................14

SIGNATURE........................................................................................................15

Exhibit Index....................................................................................................16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         SEPTEMBER 28, 2003     JUNE 29, 2003
                                                                                             (UNAUDITED)           (AUDITED)
                                                                                         ------------------     -------------
                                                                 ASSETS
CURRENT ASSETS:
  Cash ..............................................................................          $   5,711           $   9,937
  Cash equivalents ..................................................................              9,261              12,649
                                                                                               ---------           ---------
    Total cash and cash equivalents .................................................             14,972              22,586
  Marketable securities .............................................................                234                 219
  Accounts receivable, less allowance for doubtful accounts of $1,343 and $1,268 ....             50,153              42,900
  Inventories .......................................................................             58,816              54,800
  Prepaid expenses ..................................................................              7,671               5,710
                                                                                               ---------           ---------
          Total current assets ......................................................            131,846             126,215

PROPERTY, PLANT AND EQUIPMENT:
  Land ..............................................................................              3,811               3,813
  Buildings .........................................................................             39,880              39,921
  Machinery and equipment ...........................................................            139,370             137,916
                                                                                               ---------           ---------
      Property, plant and equipment, gross ..........................................            183,061             181,650
  Less accumulated depreciation .....................................................            (75,598)            (73,626)
                                                                                               ---------           ---------
      Property, plant and equipment, net ............................................            107,463             108,024

INVESTMENTS IN UNCONSOLIDATED AFFILIATES ............................................             13,531              12,797
GOODWILL ............................................................................              9,585               9,585
OTHER ASSETS.........................................................................             20,807              17,329
                                                                                               ---------           ---------
              Total assets ..........................................................          $ 283,232           $ 273,950
                                                                                               =========           =========


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt ...................................................................          $  23,000           $  22,000
  Current maturities of long-term debt ..............................................                763                 694
  Accounts payable ..................................................................             28,153              21,887
  Accrued liabilities ...............................................................             16,744              18,567
  Income taxes payable ..............................................................              3,709               3,945
                                                                                               ---------           ---------
      Total current liabilities .....................................................             72,369              67,093

LONG-TERM DEBT, net of current maturities ...........................................              1,690               1,553
DUE TO AFFILIATES ...................................................................                778                 740
DEFERRED INCOME TAXES ...............................................................             14,001              12,512
OTHER NONCURRENT LIABILITIES ........................................................              4,551               4,498
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS ..................................................................              6,585               6,504

STOCKHOLDERS' EQUITY:
  Preferred stock, $1 par, 5,000 shares authorized, none issued .....................
  Common stock, $1 par, 24,000 shares authorized, 15,883 issued .....................             15,883              15,883
  Paid-in capital ...................................................................              7,339               7,339
  Retained earnings .................................................................            205,466             203,308
  Accumulated other comprehensive loss ..............................................            (16,927)            (16,380)
  Treasury stock, at cost, 1,524 and 1,552 shares ...................................            (28,503)            (29,100)
                                                                                               ---------           ---------
          Total stockholders' equity ................................................            183,258             181,050
                                                                                               ---------           ---------
          Total liabilities and stockholders' equity ................................          $ 283,232           $ 273,950
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

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                            ----------------------------------------
                                                            SEPTEMBER 28, 2003    SEPTEMBER 29, 2002
                                                            ------------------    ------------------
NET SALES                                                   $         104,406     $           95,214

COST OF SALES .......................................                  78,370                 68,395
                                                           ------------------     ------------------
    Gross profit ....................................                  26,036                 26,819
                                                           ------------------     ------------------

COSTS AND EXPENSES:
  Advertising, selling and warehousing ..............                  12,220                 12,029
  Administrative and general ........................                   5,931                  6,022
                                                           ------------------     ------------------
    Total costs and expenses ........................                  18,151                 18,051
                                                           ------------------     ------------------
    Income from operations ..........................                   7,885                  8,768

OTHER INCOME (EXPENSE):
  Interest income ...................................                     390                    415
  Interest expense ..................................                    (226)                  (134)
  Equity in earnings of unconsolidated affiliates ...                     694                    470
  Other (expense), net ..............................                    (576)                  (475)
                                                           ------------------     ------------------
    Total other income ..............................                     282                    276
                                                           ------------------     ------------------
    Income before income taxes and
       minority interests ...........................                   8,167                  9,044

INCOME TAX EXPENSE ..................................                   2,198                  2,585

MINORITY INTERESTS IN EARNINGS OF
    CONSOLIDATED SUBSIDIARIES .......................                     110                    141
                                                           ------------------     ------------------
    NET INCOME
                                                           $            5,859     $            6,318
                                                           ==================     ==================


    Earnings per share:
        Basic .......................................      $             0.41     $             0.45
        Diluted .....................................                    0.40                   0.44

    Weighted average common shares outstanding:
        Basic .......................................                  14,337                 14,184
        Diluted .....................................                  14,761                 14,420


        The accompanying notes are an integral part of these consolidated financial statements.

                       RIVIANA FOODS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                      -----------------------------------------------
                                                                      SEPTEMBER 28, 2003           SEPTEMBER 29, 2002
                                                                      ------------------           ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ................................................       $            5,859           $            6,318
    Adjustments to reconcile net income to net cash used in
       operating activities:
          Depreciation and amortization .......................                    2,357                        1,938
          Deferred income taxes ...............................                    1,482                        1,540
          Loss (Gain) on disposition of assets ................                       76                           (6)
          Equity in earnings of unconsolidated affiliates .....                     (694)                        (470)
          Change in assets and liabilities:
                Accounts receivable, net ......................                   (7,466)                      (4,744)
                Inventories ...................................                   (4,177)                      (6,324)
                Prepaid expenses ..............................                   (1,975)                      (1,143)
                Other assets ..................................                   (3,508)                      (5,266)
                Accounts payable and accrued liabilities.......                    3,348                        7,426
                Income taxes payable ..........................                     (210)                         293
                Other noncurrent liabilities ..................                       67                           44
                Minority interests ............................                      110                         (158)
                                                                      ------------------           ------------------
                   Net cash used in operating activities ......                   (4,731)                        (552)
                                                                      ------------------           ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ................                   (2,270)                      (2,632)
    Proceeds from disposals of property, plant and equipment...                      201                            9
    Increase in due to affiliates .............................                      102                           47
                                                                      ------------------           ------------------
                   Net cash used in investing activities.......                   (1,967)                      (2,576)
                                                                      ------------------           ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in short-term debt ...............................                    1,000
    Additions to long-term debt ...............................                      552                          270
    Repayments of long-term debt ..............................                     (292)                        (126)
    Dividends paid ............................................                   (2,432)                      (2,338)
    Sales of common stock .....................................                      480                          412
    Collection of employee discount on stock ..................                                                    31
                                                                      ------------------           ------------------
                   Net cash used in financing activities ......                     (692)                      (1,751)
                                                                      ------------------           ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
    CASH EQUIVALENTS ..........................................                     (224)                        (203)
                                                                      ------------------           ------------------
DECREASE IN CASH AND CASH EQUIVALENTS .........................                   (7,614)                      (5,082)
CASH AND CASH EQUIVALENTS, beginning of period ................                   22,586                       21,500
                                                                      ------------------           ------------------
CASH AND CASH EQUIVALENTS, end of period ......................       $           14,972           $           16,418
                                                                      ==================           ==================
CASH PAID DURING THE PERIOD FOR:
    Interest ..................................................       $              241           $              123
    Income taxes ..............................................                    1,443                          819

        The accompanying notes are an integral part of these consolidated financial statements.

                     RIVIANA FOODS INC. AND NONSUBSIDIARIES
                   Notes to Consolidated Financial Statements
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


1.       Basis for Preparation of the Consolidated Financial Statements

                  The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries ("the Company"), without audit, with the exception of the June 29, 2003, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

                  The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 29, 2003.

                  The Company's fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Both fiscal 2003 and 2004 are 52-week periods. Both three-month periods ended September 28, 2003 and September 29, 2002 covered 13 weeks of operation.

2.       Earnings per Share and Stock-Based Compensation

                  Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

                                               Three Months Ended
                                               ------------------
                                    September 28, 2003     September 29, 2002
                                    ------------------     ------------------
         Basic                              14,337                 14,184
         Effect of dilutive
           stock options                       424                    236
                                            ------                 ------
         Diluted                            14,761                 14,420
                                            ======                 ======

         Anti-dilutive stock
           stock options
           excluded in the
           above calculation                   114                    210
                                            ======                 ======

                  The Company has elected to follow the intrinsic value method in accounting for its employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees". Accordingly, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  Had expense been determined based on the Black-Scholes option pricing model at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been as follows:

                                                              Three Months Ended
                                                             ------------------
                                            September 28, 2003                  September 29, 2002
                                            ------------------                  ------------------

         Net income:
           As reported                               $ 5,859                             $6,318
           Pro-forma stock-based
             compensation expense,
             net of tax                                 (304)                              (254)
                                                     -------                             -------
           Pro forma net income                      $ 5,555                             $ 6,064
                                                     =======                             =======

         Earnings per share -- basic
           As reported                               $  0.41                             $ 0.45
           Pro forma                                    0.39                               0.43
         Earnings per share -- diluted
           As reported                               $  0.40                             $ 0.44
           Pro forma                                    0.38                               0.42

3.       Inventories

                  Inventories were composed of the following:

                                            September 28, 2003                  June 29, 2003
                                            ------------------                  -------------

         Raw materials                              $13,382                         $ 9,098
         Work in process                                 98                              64
         Finished goods                              37,584                          37,933
         Packaging supplies                           7,752                           7,705
                                                    -------                         -------
                           Total                    $58,816                         $54,800
                                                    =======                         =======

4.       Comprehensive Income

                  The components of comprehensive income were as follows:

                                                                 Three Months Ended
                                                                 ------------------
                                                   September 28, 2003           September 29, 2002
                                                   ------------------           ------------------
Other comprehensive income:                        $            5,859           $           6,318

  Unrealized gains on marketable
     securities, net of tax:

      Unrealized gains                                             10                           1
  Foreign currency translation
    adjustment                                                   (557)                        (48)
                                                   ------------------           -----------------
Total comprehensive income                         $            5,312           $           6,271
                                                   ==================           =================

5.       Segment Information

                                                                 Three  Months Ended
                                                                 -------------------
                                                   September 28, 2003            September 29, 2002
                                                   ------------------            ------------------

Net sales:
  Domestic                                           $          66,711          $           60,223
  Europe                                                        14,439                      13,272
  Central America                                               23,256                      21,719
                                                     -----------------          ------------------
     Total consolidated                              $         104,406          $           95,214
                                                     =================          ==================



                                                                  Three Months Ended
                                                                  ------------------
                                                   September 28, 2003           September 29, 2002
                                                   ------------------           ------------------
Income:
  Operating income
    Domestic                                       $            7,620          $            9,447
    Europe                                                        549                         233
    Central America                                             2,421                       2,114
                                                   ------------------          ------------------
      Total operating income                                   10,590                      11,794
    General corporate expense                                  (2,705)                     (3,026)
                                                   ------------------          ------------------
      Income from operations                                    7,885                       8,768
  Interest expense                                               (226)                       (134)
  Equity in earnings of
    unconsolidated affiliates                                     694                         470
  Other income (expense), net                                    (186)                        (60)
                                                   ------------------          ------------------
  Income before income taxes
    and minority interests                         $            8,167          $            9,044
                                                   ==================          ==================

6.       Trademark License Agreement

                  In August 2003, the Company's joint venture partner, Ebro Puleva, S.A. (Ebro) finalized an agreement to acquire the trademarks Reis Fit(R) and Ris-Fix(R) in certain European countries. The Company's unconsolidated affiliate, Boost Nutrition C.V. (Boost), which began using the trademarks for rice products in April 2003, anticipates it will enter into a trademark license agreement and put option contract expiring in 2018 with Ebro. The agreement would commit Boost to pay Ebro (euro)1,400 ($1,600) annually, adjusted for local inflation, until 2018 for the right to use the two trademarks. At any time prior to 2018, Ebro would have the right to require Boost to purchase the trademarks for an amount equal to the gross remaining payments on the license agreement, adjusted for local inflation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the related notes.

GENERAL

         The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company's business. Both three-month periods ended September 28, 2003 and September 29, 2002 covered 13 weeks of operations.

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

CRITICAL ACCOUNTING POLICIES

         The following accounting policies are integral to understanding the financial statements contained herein reporting the operating results and financial position of the Company for the three months ended September 28, 2003 with comparative results for the previous year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002

         For the three months ended September 28, 2003 sales increased $9.2 million or 9.7% to $104.4 million from $95.2 million for the previous fiscal year. Higher unit volumes increased sales by $4.7 million while the combined effect of price and sales mix increased sales by $5.2 million. Unfavorable currency translation decreased sales $0.7 million. In the domestic rice business sales of $65.7 million increased $6.4 million or 10.7% from the prior year sales of $59.3 million. Unit volumes increased 11.3% and added $2.9 million to sales. A combination of higher prices and sales mix increased sales by $3.5 million. Total retail unit volumes decreased by 1.6% and non-retail unit volumes, excluding by-products, increased by 33.9%. In the non-retail sector, foodservice, industrial specialty and export/commodity volumes increased 6.0%, 34.3% and 58.2%, respectively. The volume increases reported by the industrial specialty and export/commodity sectors were favorably impacted by the acquisition of the ACH Food Companies, Inc. rice specialties business in February 2003. Sales by the Company's energy co-generation joint venture increased $0.1 million or 14.3% to $1.0 million. This increase was directly related to the increase in natural gas prices. Sales in Central America increased $1.5 million or 7.1% to $23.3 million compared to $21.8 million in the prior year. Unit volume sales of fruit nectar and juice products increased by 9.1%. Unit volume sales of cookie and cracker products increased 4.2%. In total, the increase in volumes added $1.8 million to sales. Price increases increased sales by $1.1 million and unfavorable currency translation reduced sales by $1.4 million. In Europe, sales increased $1.2 million or 8.8% to $14.4 million from $13.2 million in the prior year. Higher unit volumes increased sales by $0.1 million. A combination of price and product mix added $0.4 million to sales and favorable currency translation increased sales by $0.7 million.

         Gross profit decreased $0.8 million or 2.9% to $26.0 million from $26.8 million a year earlier and decreased as a percentage of sales to 24.9% from 28.2%. In the domestic rice business, gross profit decreased $1.7 million or 9.2% to $17.1 million from $18.8 million in the same period in the prior year and decreased as a percentage of sales to 25.9% from 31.6%. Gross profit declined primarily as a result of significantly higher rice costs and sales mix reflecting lower sales in the value-added categories of quick cooking rice and prepared rice mixes. While substantial volume gains were recorded in the industrial specialty and export/commodity sectors, higher rice costs reduced the gross profit and the export/commodity volumes return a lower gross profit. The domestic energy co-generation operations reported gross profit of $0.1 million which was even with the prior year. Gross profit in Central America increased $0.5 million to $7.1 million and increased slightly as a percentage of sales to 30.7% from 30.2% in the prior year. The increase in gross profit was related to the increase in sales. In Europe gross profit increased by $0.4 million or 26.3% to $1.7 million, and increased as a percentage of sales to 12.1% from 10.4% in the previous year. The increase in gross profit was due to the increase in sales.

         Advertising, selling and warehousing expenses increased $0.2 million to $12.2 million. The increase in this expense was all recorded in Central America and these expenses for domestic rice operations and Europe were even with the prior year. The increase in Central America was related to efforts to increase market penetration throughout the Central American region.

         Administrative and general expenses of $5.9 million decreased by $0.1 million from the prior year and decreased as a percentage of sales to 5.7% from 6.3% last year. Administrative and general expenses increased in the domestic rice business and Central America by $0.1 million and $0.1 million, respectively and were even with the prior year in Europe. General corporate overhead expenses, decreased by $0.3 million due mainly to reduced compensation expense.

         Operating income decreased $0.9 million, or 10.0%, to $7.9 million from $8.8 million in the prior year. As a percentage of sales, operating income decreased to 7.6% from 9.2% in the same period last year. Operating income in the domestic rice business decreased by $1.8 million, or 19.7%, to $7.5 million as a direct result of the reduction in gross profit. In Central America, operating income increased $0.3 million or 14.5% to $2.4 million due to higher gross profit as discussed, previously offset partially by increased advertising, selling and warehousing expenses and higher administrative expenses. Operating income in Europe increased $0.3 million to $0.5 million and was also directly related to the increase in gross profit.

         Other income of $0.3 million was even with last year. In the current period the Company recorded net interest income of $0.2 million which was $0.1 million lower than the prior year. Equity in the earnings of unconsolidated affiliates of $0.7 million increased by $0.2 million from the previous year. This increase was primarily due to higher earnings from the Company's joint venture operations in Belgium and Germany as a result of the acquisition of the Reis-Fit(R) and Ris-Fix(R) brands in August 2003. Other miscellaneous expenses increased by $0.1 million to $0.6 million primarily due to lower commercial drying income in the domestic rice business.

         Income tax expense of $2.2 million decreased $0.4 million from the same period in the prior year. The effective rate decreased to 26.9% from 28.6% in the same period last year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate and the utilization of energy tax credits related to the Company's co-generation joint venture.

         Net income for the three months ended September 28, 2003 decreased 7.2% to $5.9 million from $6.3 million in the prior fiscal year. Diluted earnings per share were $0.40, down from $0.44 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The financial condition of the Company remained strong during the three months ended September 28, 2003. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company's primary sources of liquidity are cash provided by operating activities and external borrowing.

         The Company's total of cash, cash equivalents and marketable securities at September 28, 2003 totaled $15.2 million and total short-term and long-term debt was $25.5 million. The ratio of debt to total capitalization (total debt plus stockholders' equity) increased to 12.2% at September 28, 2003 from 11.8% at June 29, 2003, the end of the previous fiscal year. The increase in debt was related to normal seasonal working capital requirements. The current ratio decreased to 1.8 at the end of the quarter compared to 1.9 at the end of the previous year.

         For the quarter ended September 28, 2003 cash of $4.7 million was used by operating activities. In the prior year cash of $0.6 million was used by operating activities. Net income declined by $0.5 million and non-cash charges for depreciation and amortization increased $0.4 million as compared to results for the prior year. Equity in the earnings of unconsolidated affiliates increased by $0.2 million. Cash was used to increase working capital by $10.5 million while in the prior year $4.5 million was used to increase working capital. Other assets increased by $3.5 million in the current year as compared to an increase of $5.3 million in the prior year.

         Cash used in investing activities totaled $2.0 million. Purchases of property, plant and equipment accounted for $2.3 million, which was $0.3 million less than last year. Cash inflows related to amounts due from affiliates was $0.1 million more than the prior year. Proceeds from the sale of property plant and equipment were $0.2 million more than in the prior year.

         Cash used by financing activities totaled $0.7 million for the current quarter, while in the prior year $1.8 million was used in financing activities. In the current period, the Company increased debt by $1.3 million while in the prior year debt increased $0.1 million. Dividend payments during the current period were $2.4 million, up $0.1 million from $2.3 million paid last year.

         The board of directors of the Company has authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company's common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During the quarter ended September 28, 2003 the Company did not repurchase any shares. As of September 28, 2003, the Company has repurchased a total of 2.0 million shares and 0.5 million shares have been reissued upon exercise of employee stock options.

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

CONTRACTUAL OBLIGATIONS

         As of September 28, 2003, there have been no material changes in the Company's contractual obligations as described in Management's Discussion and Analysis contained in the Company's Annual Report Form 10-K for the fiscal year ended June 29, 2003.

OFF BALANCE SHEET ARRANGEMENTS

As of September 28, 2003, the Company co-guaranteed two loans made to Herto N.V. by foreign banks. A loan made in 2002 contains terms which provide for a maximum credit available to Herto N.V. of (euro)7.5 million ($8.6 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of (euro)7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. that provides the Company would be reimbursed for 33-1/3% of any payment it was required to make under the terms of the guarantee. This guarantee was made prior to December 30, 2002, the effective date of Financial Accounting Standards Board Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Accordingly, no liability has been recorded by the Company. A second loan made in May 2003 contains terms which provide for a maximum credit available to Herto N.V. of (euro)3.0 million ($3.4 million) with repayment beginning in 2005 and a final maturity in 2007. The Company has provided the bank with an unconditional guarantee for an amount not to exceed (euro)1.0 million ($1.1 million). The Company has calculated the fair value of the guarantee and determined it to be immaterial.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of September 28, 2003 there have been no material changes in the Company's market risk exposure as described in Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

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

INTEREST RATE RISK

         The Company's U.S. dollar interest-bearing investments and loans are subject to interest rate risk. The Company invests and borrows primarily on a short-term or variable-rate basis and does not employ any techniques to hedge this risk. At September 28, 2003, the Company had outstanding $23.0 million in short term debt borrowed for 90 days at a 2.3% rate of interest. The Company expects to be able to renew this debt at the end of the 90 day term. However, upon renewal of the debt, the Company is subject to changes in interest rates. An increase in the interest rate of 1/2 of 1% would increase annual interest expense by $0.1 million before taxes.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures

         For the quarter ended September 28, 2003, the Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, during the period in which this quarterly report was being prepared.

     (b) Changes in internal controls

         There was no change in the Company's internal control over financial reporting that occurred during the quarter ended September 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's annual meeting of stockholders was held on October 15, 2003. The matters voted on were as follows:

                  (a) Proposal for the election of twelve directors for one year terms:




Nominee                                 Votes For          Votes Withheld
-------                                 ---------          --------------
Frank A. Godchaux III                     11,905,738              1,581,062
Charles R. Godchaux                       11,905,738              1,581,062
Joseph A. Hafner, Jr.                     11,841,101              1,645,699
W. David Hanks                            11,839,451              1,647,349
E. Wayne Ray, Jr.                         11,823,851              1,662,949
Charles H. Cotros                         13,334,897                151,903
Frank K. Godchaux                         13,335,147                151,653
W. Elton Kennedy                          11,905,688              1,581,112
E. James Lowrey                           13,296,397                190,403
Theresa G. Payne                          13,334,797                152,003
Patrick W. Rose                           13,297,047                189,753
Thomas B. Walker, Jr.                     13,295,897                190,903




                  (b) Proposal to approve and ratify the appointment of KPMG LLP as the Company's independent public accountants for the fiscal year ending June 27, 2004:

                  Votes for                         13,440,404
                  Votes against                         43,450
                  Abstain                                2,946



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits.

                           15 Letters from KPMG LLP dated October 13, 2003 and November 4, 2003, regarding unaudited financial statements.

                           31.1 Section 302 Certification of Principle Executive Officer

                           31.2 Section 302 Certification of Principle Financial Officer

                           32.1 Section 906 Certification of Principle Executive Officer

                           32.2 Section 906 Certification of Principle Financial Officer

                  (b)      Reports on Form 8-K.

                           Current Report on Form 8-K dated August 21, 2003, reporting that the Registrant had issued a press release announcing operating results for the fourth quarter ended June 29, 2003, a copy of which was filed as Exhibit 99.1 in that Form 8-K.

                           Current Report on Form 8-K dated October 14, 2003, reporting that the Registrant had issued a press release announcing operating results for the first quarter ended September 28, 2003, a copy of which was filed as Exhibit 99.1 in that Form 8-K.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 RIVIANA FOODS INC.
                                      (Registrant)






November 5, 2003                 /s/ Joseph A. Hafner, Jr.
                                 ---------------------------
                                 Joseph A. Hafner, Jr.
                                 Chief Executive Officer, President and
                                 Director
                                 (Principal Executive Officer)

November 5, 2003                 /s/ E. Wayne Ray, Jr.
                                 -----------------------
                                 E. Wayne Ray, Jr.
                                 Vice President, Chief Financial Officer,
                                 Treasurer and Director
                                 (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


No.                   Description
---                   -----------

15 Letters from KPMG LLP dated October 13, 2003 and November 4, 2003, regarding unaudited financial statements

31.1     Section 302 Certification of Principle Executive Officer


31.2     Section 302 Certification of Principle Financial Officer

32.1     Section 906 Certification of Principle Executive Officer


32.2     Section 906 Certification of Principle Financial Officer