Form 10-Q
period 2003-12-28
RIVIANA FOODS INC /DE/
filed 2004-02-02
CIK 934650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

Registrant’s telephone number, including area code: (713) 529-3251

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ✓ ] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ✓ ] No [ ]

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at January 27, 2004, was 14,482,131.

RIVIANA FOODS INC.
FORM 10-Q FOR THE QUARTER ENDED DECEMBER 28, 2003

Part I. Financial Information

Item 1. Financial Statements

RIVIANA FOODS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	December 28, 2003	June 29, 2003

	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$7,382	$9,937
Cash equivalents	6,134	12,649

Total cash and cash equivalents	13,516	22,586
Marketable securities	255	219
Accounts receivable, less allowance for doubtful accounts of $1,382 and $1,268	50,437	42,900
Inventories	60,911	54,800
Prepaid expenses	5,345	5,710

Total current assets	130,464	126,215
PROPERTY, PLANT AND EQUIPMENT:
Land	3,809	3,813
Buildings	39,968	39,921
Machinery and equipment	142,123	137,916

Property, plant and equipment, gross	185,900	181,650
Less accumulated depreciation	(77,766)	(73,626)

Property, plant and equipment, net	108,134	108,024
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	14,537	12,797
GOODWILL	9,585	9,585
OTHER ASSETS	20,355	17,329

Total assets	$283,075	$273,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$21,346	$24,160
Current maturities of long-term debt	22	22
Accounts payable	26,871	21,887
Accrued liabilities	17,318	18,567
Income taxes payable	3,894	3,945

Total current liabilities	69,451	68,581
LONG-TERM DEBT, net of current maturities	55	65
DUE TO AFFILIATES	17	740
DEFERRED INCOME TAXES	13,776	12,512
OTHER NONCURRENT LIABILITIES	4,631	4,498
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	6,394	6,504
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par, 5,000 shares authorized, none issued
Common stock, $1 par, 24,000 shares authorized, 15,883 issued	15,883	15,883
Paid-in capital	7,502	7,339
Retained earnings	207,405	203,308
Accumulated other comprehensive loss	(15,725)	(16,380)
Treasury stock, at cost, 1,413 and 1,552 shares	(26,314)	(29,100)

Total stockholders’ equity	188,751	181,050

Total liabilities and stockholders’ equity	$283,075	$273,950

The accompanying notes are an integral part of these consolidated financial statements.

RIVIANA FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

NET SALES	$110,035	$98,229	$214,441	$193,443
COST OF SALES	83,659	69,809	162,029	138,204

Gross profit	26,376	28,420	52,412	55,239

COSTS AND EXPENSES:
Advertising, selling and warehousing	12,644	13,281	24,864	25,310
Administrative and general	6,051	5,967	11,982	11,989

Total costs and expenses	18,695	19,248	36,846	37,299

Income from operations	7,681	9,172	15,566	17,940
OTHER INCOME (EXPENSE):
Interest income	760	380	1,150	795
Interest expense	(238)	(146)	(464)	(280)
Equity in earnings of unconsolidated affiliates	1,068	607	1,762	1,077
Other (expense), net	(330)	(233)	(906)	(708)

Total other income	1,260	608	1,542	884

Income before income taxes and minority interests	8,941	9,780	17,108	18,824
INCOME TAX EXPENSE	2,928	1,223	5,126	3,808
MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	136	70	246	211

NET INCOME	$5,877	$8,487	$11,736	$14,805

Earnings per share:
Basic	$0.41	$0.60	$0.82	$1.04
Diluted	0.40	0.58	0.79	1.02
Weighted average common shares outstanding:
Basic	14,409	14,235	14,373	14,209
Diluted	14,815	14,583	14,788	14,546

The accompanying notes are an integral part of these consolidated financial statements.

RIVIANA FOODS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended

	December 28, 2003	December 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,736	$14,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,780	4,088
Deferred income taxes	1,302	992
Loss (gain) on disposition of assets	102	(7)
Equity in earnings of unconsolidated affiliates	(1,762)	(1,077)
Change in assets and liabilities, excluding effects of acquisition:
Accounts receivable, net	(7,212)	(6,771)
Inventories	(6,160)	(5,581)
Prepaid expenses	406	(1,720)
Other assets	(2,089)	(4,441)
Accounts payable and accrued liabilities	2,172	2,920
Income taxes payable	(22)	1,177
Other noncurrent liabilities	154	215
Minority interests	(54)	(87)

Net cash provided by operating activities	3,353	4,513

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,535)	(5,576)
Proceeds from disposals of property, plant and equipment	227	51
Increase (decrease) in due to affiliates	(758)	435

Net cash used in investing activities	(6,066)	(5,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in short-term debt	(2,700)	344
Additions to long-term debt		101
Repayments of long-term debt	(10)	(119)
Dividends paid	(6,017)	(4,679)
Sales of common stock	2,347	1,565
Collection of employee discount on stock	90	48

Net cash used in financing activities	(6,290)	(2,740)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(67)	(446)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,070)	(3,763)
CASH AND CASH EQUIVALENTS, beginning of period	22,586	21,500

CASH AND CASH EQUIVALENTS, end of period	$13,516	$17,737

CASH PAID DURING THE PERIOD FOR:
Interest	$489	$280
Income taxes	2,647	2,175

The accompanying notes are an integral part of these consolidated financial statements.

RIVIANA FOODS INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(In Thousands, Except Per Share Amounts)
(Unaudited)

1.	Basis for Preparation of the Consolidated Financial Statements

               The consolidated financial statements have been prepared by Riviana Foods Inc. and subsidiaries (“the Company”), without audit, with the exception of the June 29, 2003, consolidated balance sheet. The financial statements include consolidated balance sheets, consolidated statements of income and consolidated statements of cash flows. Certain amounts in the prior year have been reclassified to conform to the current year presentation. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made.

               The financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended June 29, 2003.

               The Company’s fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Both fiscal 2004 and 2003 are 52-week periods. The three-month and six-month periods ended December 28, 2003 and December 29, 2002 each covered 13 and 26 weeks of operation.

2.	Earnings per Share and Stock-Based Compensation

               Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Basic	14,409	14,235	14,373	14,209
Stock options	406	348	415	337

Diluted	14,815	14,583	14,788	14,546

Anti-dilutive stock option shares excluded in the above calculation	252	0	183	157

               The Company has elected to follow the intrinsic value method in accounting for its employee stock options in accordance with APB 25, “Accounting for Stock Issued to Employees”. Accordingly, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

               Had expense been determined based on the Black-Scholes option pricing model at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Six Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Net income:
As reported	$5,877	$8,487	$11,736	$14,805
Pro forma stock-based compensation expense, net of tax	(287)	(278)	(590)	(532)

Pro forma net income	$5,590	$8,209	$11,146	$14,273

Earnings per share - basic:
As reported	$0.41	$0.60	$0.82	$1.04
Pro forma	0.39	0.58	0.78	1.00
Earnings per share - diluted:
As reported	$0.40	$0.58	$0.79	$1.02
Pro forma	0.38	0.57	0.76	0.99

3.	Inventories

               Inventories were composed of the following:

	December 28, 2003	June 29, 2003

Raw materials	$13,002	$9,098
Work in process	52	64
Finished goods	39,911	37,933
Packaging supplies	7,946	7,705

Total	$60,911	$54,800

4.	Comprehensive Income

               The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Net income	$5,877	$8,487	$11,736	$14,805
Other comprehensive income:
Unrealized gains on marketable securities; net of tax:
Unrealized gains	14		24	1
Foreign currency translation adjustment	1,188	(71)	631	(119)

Total comprehensive income	$7,079	$8,416	$12,391	$14,687

5.	Segment Information

	Three Months Ended		Six Months Ended

	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002

Net sales:
Domestic	$70,038	$61,178	$136,749	$121,401
Europe	15,007	14,016	29,446	27,288
Central America	24,990	23,035	48,246	44,754

Total consolidated	$110,035	$98,229	$214,441	$193,443

Income:
Operating income
Domestic	$6,303	$8,888	$13,923	$18,335
Europe	532	304	1,081	537
Central America	3,491	2,764	5,912	4,878

Total operating income	10,326	11,956	20,916	23,750
General corporate expenses	(2,645)	(2,784)	(5,350)	(5,810)

Income from operations	7,681	9,172	15,566	17,940
Interest expense	(238)	(146)	(464)	(280)
Equity in earnings of unconsolidated affiliates	1,068	607	1,762	1,077
Other income, net	430	147	244	87

Income before income taxes and minority interests	$8,941	$9,780	$17,108	$18,824

6.	Trademark License Agreement

               In December 2003, the Company's unconsolidated affiliate, Euryza Reis GmbH (Euryza), finalized a trademark license agreement with Herba Germany GmbH (Herba), a subsidiary of Herba Foods, S.L. (Foods), for the use of the trademarks Reis Fit® and Ris-Fix® in certain European countries. Both Herba and Foods are affiliates of the Company's joint venture partner in Euryza. The agreement commits Euryza to pay Herba annually €300 ($375) plus a royalty of 5.5% of invoiced sales. The initial term of the trademark license agreement is five years, with three-year extensions available through 2023.

               In connection with the trademark license agreement, Euryza entered a separate put and call option contract with Foods. The put option feature provides that any time from the start of the contract until September 30, 2018, Foods can require Euryza to purchase all of the shares of Herba, which holds the trademarks, for the price of €21,610 ($26,982) adjusted annually for the Euribor interest rate plus 0.5%. The call option feature provides that during the period from October 1, 2018 through December 31, 2018, Euryza has the option to purchase all of the shares of Herba at the same price as the put option. The put and call option contract will expire at the earlier of December 31, 2018, or three months following the termination of the trademark license agreement.

               The put option feature represents a written option liability of Euryza and is required to be reported at fair value and subsequently marked to fair value through earnings. The initial recording of the put option liability did not have a material impact on the financial statements of the Company.

7.	Subsequent Event – Formation of Joint Venture

               The Company and Ebro have agreed in principle to form a joint venture in the United Kingdom by the combination of Stevens & Brotherton Ltd. (S&B), the Company’s UK subsidiary, and Joseph Heap & Sons, Ltd. (Heap), an Ebro UK subsidiary. The joint venture will be owned 49% by the Company and 51% by Ebro. S&B markets and distributes branded and private label rice, dried fruit and other food products in the U.K. Heap is a rice and rice flour milling company which markets and distributes branded and private label rice and supplies rice flour and bulk rice to industrial customers in the UK. Upon completion of the agreement which is expected in the fiscal third quarter of 2004, S&B will cease to be accounted for as a consolidated subsidiary of the Company and the joint venture will be accounted for as an unconsolidated affiliate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes.

General

          Results for the three and six months ended December 28, 2003 from Riviana’s foreign units and unconsolidated affiliates remained strong reflecting both volume and margin improvements as well as the effect, in Europe, of the weaker U.S. dollar. In Central America, income from operations increased 26% for the quarter and 21% for the year-to-date period. Income from operations in Europe increased by 75% and 101% for the corresponding periods due to margin improvements and favorable currency translation effects. Income from operations at the domestic rice segment declined by 32% for the quarter and 26% for the year-to-date period. This decline is primarily due to lower volumes in the higher margin retail rice products due, in management’s opinion, to a change in dietary trends related to the popularity of low-carbohydrate diets. There has also been a significant increase in rice costs in the current year which has negatively impacted margins for some business, primarily foodservice, where customers contract in advance at a fixed price and the increase in costs results in a reduction in margins. The decline in operating income from domestic rice operations more than offset the favorable results from the Company’s foreign operations and resulted in a decline in total income from operations of 16% for the quarter and 13% for the year-to-date period. Income from unconsolidated affiliates increased by 76% for the quarter ended December 28, 2003 and by 64% for the year-to-date period primarily due to strong results from the Company’s joint venture operations in Belgium and Germany.

          The current popularity of low carbohydrate diets has significantly impacted the domestic market, reducing retail rice unit volume sales. According to AC Nielson Scantrak® (“Scantrak”), the industry standard for retail measurement data, the market has been declining for the past 8 quarters. Scantrak reports the retail rice market declined 6% during the current quarter. Scantrak numbers do not include volumes of rice sold through WalMart, which is estimated to be approximately 15% of retail volumes. The Company is uncertain about the continued popularity of low carbohydrate diets and cannot estimate any future impact to its volumes.

          The current cost of rough (unprocessed) rice has more than doubled from the same time last year and on a year-to-date basis the Company’s cost of milled (processed) rice has increased approximately 55%. The Company has increased prices to offset the increase in costs, however, there is a lag between implementing price increases and positive results until current contractual commitments expire. As a result, interim margins have been negatively impacted. Margins are expected to return to more normal levels during the third fiscal quarter as increased costs are passed along to the consumer.

     The Company operates on a 52/53-week fiscal year ending on the Sunday closest to June 30th. This period is utilized because it closely coincides with the rice crop year in the southern United States and rice is the largest component of the Company’s business. The three-month and six-month periods ended December 28, 2003 and December 29, 2002 each covered 13 and 26 weeks of operations.

     The Company operates in various foreign countries and is therefore subject to currency fluctuations. Changes in the value of the United States dollar against these currencies will affect the Company’s results of operations and financial position. When the United States dollar strengthens compared to other local currencies, the operating results of the Company’s foreign units translate into fewer United States dollars, thus decreasing the revenues and expenses of the Company on a consolidated basis. If the United States dollar weakens against the other relevant currencies, the opposite occurs. The Company’s foreign units attempt to minimize the effects of currency risk by borrowing externally in the local currency and by hedging their purchases made in foreign currencies when that option is available. As a matter of policy, the Company does not engage in currency speculation. Changes in exchange rates historically have not materially impacted the Company’s net sales, costs or business practices and management expects this to continue.

     Inflationary conditions in the United States and Europe have been moderate and have not had a material impact on the Company’s results of operations or financial position. Despite higher inflationary rates in Central America, inflation has not had a material impact on the results of operations or financial position of the Company’s units located in that region because the Company has generally been able to pass on cost increases to its customers.

     The Company includes in domestic operations all export sales originating from the United States and sales in Puerto Rico.

Significant Accounting Policies

     The following accounting policies are integral to understanding the financial statements contained herein reporting the operating results and financial position of the Company for the three and six months ended December 28, 2003 with comparative results for the previous year.

Accounting Estimates and Assumptions

     Certain estimates and assumptions are used in preparing the financial statements presented herein and affect the reported amounts and disclosures. Estimates are used when accounting for certain consumer and trade promotions, depreciation and amortization, employee benefits contingencies and asset valuation allowances. For example, in determining the expense related to consumer coupons, the Company estimates the percentage of coupons that will be redeemed based on historical results for similar items. The Company is also subject to risks and uncertainties that could cause actual results to be different from estimated results such as changes in market conditions, competition, foreign exchange rates, legislation, accounting rules and litigation. Actual results could differ from those estimates. Those items are discussed in more detail in the section entitled “Forward-Looking Information and Factors that May Affect Future Results.”

Revenue Recognition

     Sales are recognized in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101. Sales are recognized at the time the risk of ownership passes to the customer. Generally this occurs when products are shipped to trade customers. On sales where the risk of ownership transfers upon delivery to the customer, sales are recorded when delivery occurs.

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

Tax Liabilities

     The Company’s tax returns are subject to examination by taxing authorities in various jurisdictions. The Company records current tax liabilities based on its best estimate of what it will ultimately agree upon with the taxing authorities in the relevant jurisdictions following the completion of any examination. The Company believes that the estimates in the financial statements accurately reflect tax liabilities. However, the actual tax liabilities may ultimately differ from those estimates if the Company were to prevail in matters for which accruals have been established or if taxing authorities successfully challenge the tax treatment upon which the Company’s estimates are based. Accordingly, the effective tax rate in a given financial statement period may materially change.

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

Forward-Looking Information and Factors That May Affect future Results

             The Securities and Exchange Commission encourages the disclosure of forward-looking information in order for investors to better understand the Company and enable more informed investment decisions. From time-to-time the Company does make oral and written statements that contain forward-looking statements. The Company tries to identify such statements with the use of words such as “estimate”, “expect”, “project”, “intend”, “plan”, “believe”, and other similar terms.

     Factors that could cause actual results to differ materially are the following:

•	Changes in business, political and worldwide economic conditions

•	Competitive market activity

•	Change in product mix sold

•	Trade buying patterns

•	Litigation

•	Interest rate and foreign currency exchange rate fluctuations

•	Governmental laws and regulations including tax laws

•	Change in generally accepted accounting policies

•	Acts of God affecting manufacturing and distribution channels

•	Acquisitions, divestitures and restructurings

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

     This discussion of factors that could affect future results is not meant to be complete but instead is designed to highlight important factors that may impact the Company’s future results.

Results of Operations

THREE MONTHS ENDED DECEMBER 28, 2003
COMPARED TO THREE MONTHS ENDED DECEMBER 29, 2002

     For the three months ended December 28, 2003 sales increased $11.8 million or 12.0% to $110.0 million from $98.2 million for the previous fiscal year. Higher unit volumes increased sales by $4.1 million while the combined effect of price and sales mix increased sales by $8.3 million. Unfavorable currency translation decreased sales $0.6 million. In the domestic rice business sales of $68.5 million increased $8.5 million or 14.1% from the prior year sales of $60.0 million. Unit volumes, excluding by-products, increased 23.1% and added $2.5 million to sales. A combination of higher prices and sales mix increased sales a further $6.0 million. Total retail unit volumes decreased by 6.9% and non-retail unit volumes, excluding by-products, increased by 68.5%. In the non-retail sector, foodservice, industrial specialty and export/commodity volumes increased 28.6%, 47.4% and 80.3%, respectively. The volume increases reported by the industrial specialty and export/commodity sectors were favorably impacted by the acquisition of the ACH Food Companies, Inc. rice specialties business in February 2003. Sales by the Company’s energy co-generation joint venture increased $0.3 million or 32.1% to $1.5 million. This increase was directly related to the increase in natural gas prices. Sales in Central America increased $2.0 million or 8.5% to $25.0 million compared to $23.0 million in the prior year. Unit volume sales of fruit nectar and juice products increased by 14.8%. Unit volume sales of cookie and cracker products increased 4.6%. In total, the increase in volumes added $2.3 million to sales. Price increases increased sales by $1.6 million and unfavorable currency translation reduced sales by $1.9 million. In Europe, sales increased $1.0 million or 7.1% to $15.0 million from $14.0 million in the prior year. Lower unit volumes decreased sales by $0.6 million. A combination of price and product mix added $0.3 million to sales and favorable currency translation increased sales by $1.3 million.

     Gross profit decreased $2.0 million or 7.2% to $26.4 million from $28.4 million a year earlier and decreased as a percentage of sales to 24.0% from 28.9%. In the domestic rice business, gross profit decreased $3.5 million or 17.7% to $16.4 million from $19.9 million in the same period in the prior year and decreased as a percentage of sales to 23.9% from 33.1%. Gross profit declined primarily as a result of significantly higher rice costs and sales mix reflecting lower sales in regular rice and the value-added categories of quick cooking rice and prepared rice mixes. While substantial volume gains were recorded in the industrial specialty, foodservice and export/commodity sectors, higher rice costs reduced the gross profit and the export/commodity volumes return a lower gross profit. The domestic energy co-generation operations reported gross profit of $0.1 million which was $0.3 million higher than the prior year. Gross profit in Central America increased $0.7 million to $8.0 million and increased as a percentage of sales to 32.1% from 31.8% in the prior year. The increase in gross profit was related to the increase in sales. In Europe gross profit increased by $0.5 million or 30.7% to $1.9 million, and increased as a percentage of sales to 12.8% from 10.5% in the previous year. The increase in gross profit resulted from the increase in sales and higher percentage margins.

     Advertising, selling and warehousing expenses decreased $0.6 million to $12.6 million. The decrease in this expense was all recorded in domestic rice operations segment and was due to reduced media advertising expenses.

     Administrative and general expenses of $6.1 million increased by $0.1 million from the prior year and decreased as a percentage of sales to 5.5% from 6.1% last year. An increase of $0.2 million in Europe was partially offset by a reduction of $0.1 million in general corporate overhead expenses.

     Operating income decreased $1.5 million, or 16.3%, to $7.7 million from $9.2 million in the prior year. As a percentage of sales, operating income decreased to 7.0% from 9.3% in the same period last year. Operating income in the domestic rice business decreased by $2.9 million, or 32.0%, to $6.2 million as a direct result of the reduction in gross profit. In Central America, operating income increased $0.7 million or 26.3% to $3.5 million due to higher gross profit as discussed previously. Operating income in Europe increased $0.2 million to $0.5 million and was also directly related to the increase in gross profit offset partly by increased administrative and general expenses.

     Other income of $1.3 million increased substantially from the $0.6 million reported in the same period last year. In the current period the Company recorded net interest income of $0.5 million which was $0.3 million above the prior year. Equity in the earnings of unconsolidated affiliates of $1.1 million increased by $0.5 million from the previous year primarily due to higher earnings from the Company’s joint venture operations in Belgium and Germany as a result of the licensing of the Reis-Fit® and Ris-Fix® brands effective in August 2003. Other miscellaneous expenses increased by $0.1 million to $0.3 million.

     Income tax expense of $2.9 million increased $1.7 million from the same period in the prior year. Tax expense for the same quarter last year included $1.4 million, or $0.10 per diluted share, net of minority interest of $0.1 million, reduction in tax expense due to the favorable resolution of a foreign tax matter as previously reported. The effective rate increased to 32.7% from 12.5% in the same period last year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate and the utilization of energy tax credits related to the Company’s co-generation joint venture.

     Net income for the three months ending December 28, 2003 decreased 30.8% to $5.9 million from $8.5 million in the prior fiscal year. Diluted earnings per share were $0.40, down from $0.58 in the prior year.

SIX MONTHS ENDED DECEMBER 28, 2003
COMPARED TO SIX MONTHS ENDED DECEMBER 29, 2002

     For the six months ended December 28, 2003 sales increased $21.0 million or 10.9% to $214.4 million from $193.4 million for the previous fiscal year. Higher volumes increased sales $8.8 million and the combined effect of price and sales mix increased sales by $13.6 million. Unfavorable currency translation reduced sales by $1.4 million. In the domestic rice business sales of $134.2 million increased $14.8 million or 12.4% from the prior year sales of $119.4 million. Higher unit volumes accounted for $5.3 million and a combination of higher prices and sales mix increased sales by $9.5 million. Total retail volumes declined by 4.4% and non-retail volumes, excluding by-products, increased by 50.5%. The Company’s energy co-generation joint venture sales increased as a result of higher energy prices by $0.5 million to $2.6 million. Sales in Central America increased $3.5 million or 7.8% to $48.2 million compared to $44.7 million in the prior year. Unit volume sales of fruit nectar and juice products increased 11.9% and unit volume sales of cookie and cracker products increased 4.4%. In total, higher volumes increased sales by $4.1 million. Higher prices increased sales by $2.7 million and unfavorable currency translation reduced sales by $3.3 million. In Europe, sales increased $2.2 million or 7.9% to $29.4 million from $27.2 million in the prior year. Lower unit volumes decreased sales by $0.4 million. A combination of price and product mix induced sales by $0.7 million and favorable currency translation increased sales by $1.9 million.

     Gross profit decreased $2.8 million or 5.1% to $52.4 million from $55.2 million a year earlier and decreased as a percentage of sales to 24.4% from 28.6%. In the domestic rice business, gross profit decreased $5.2 million or 13.6% to $33.4 million from $38.6 million in the same period in the prior year. Gross profit decreased from a combination of lower unit volumes in regular rice and the higher-margin value added products and significantly higher rice costs. In the domestic rice business, gross profit as a percentage of sales decreased to 24.9% from 32.4% last year. The domestic energy co-generation operations reported a gross profit of $0.2 million which was an increase of $0.3 million from the loss of $0.1 million reported last year. Central America improved by $1.3 million or 9.1% to $15.1 million and increased as a percentage of sales to 31.4% from 31.0% in the prior year. The gross profit increase followed the increased sales as noted previously. In Europe gross profit increased by $0.8 million or 28.6% to $3.7 million, and increased as a percentage of sales to 12.4% from 10.4% in the prior year primarily as a result of the increase in sales.

     Advertising, selling and warehousing expenses of $24.9 million decreased $0.4 million from the corresponding period in the prior year. A decrease of $0.7 million in the domestic rice business was offset by an increase of $0.2 million in Central America and $0.1 million in Europe.

     Administrative and general expenses were even with the prior year at $12.0 million.

     Operating income decreased $2.3 million or 13.2% to $15.6 million from $17.9 million in the same period in the prior year. As a percentage of sales, operating income decreased to 7.3% from 9.3% in the prior period. The decrease in operating income was related to the decreased operating profit in the domestic rice business. Operating income in the domestic rice business decreased $4.8 million or 25.8% to $13.7 million. The decrease in operating profit resulted primarily from the decreased gross profit as discussed above offset partially by lower advertising, selling and warehousing expenses. In Central America, operating income increased $1.0 million or 21.2% to $5.9 million. The increase in gross profit of $1.3 million was offset by an increase of $0.2 million in advertising, selling and warehousing expenses and an increase in administrative expenses of $0.1 million. These increased expenses were related to the competitive market conditions in the region and increased distribution costs associated with market expansion activities. Operating income in Europe increased $0.5 million due to the $0.8 million increase in gross profit partially offset by the $0.2 million increase in administrative and general expenses.

     Other income of $1.5 million increased by $0.7 million from the prior year. Net interest income of $0.7 million increased $0.2 million over the prior year’s $0.5 million. Equity in the earnings of unconsolidated affiliates of $1.8 million was $0.7 million higher than the same period in the prior year due to higher earnings from the Company’s joint venture operations in Belgium and Germany as a result of the licensing of the Reis-Fit® and Ris-Fix® brands effective in August 2003. Other miscellaneous expenses increased by $0.2 million to $0.9 million.

     Income tax expense of $5.1 million increased $1.3 million from the same period in the prior year. Tax expense for the same quarter last year included $1.4 million, or $0.10 per diluted share, net of minority interest of $0.1 million, reduction in tax expense due to the favorable resolution of a foreign tax matter as previously reported. The effective rate for the six months ended December 28, 2003 increased to 30.0% from 20.2% in the same period in the prior year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate, and the utilization of tax credits.

     Net income for the six months ended December 28, 2003 decreased $3.1 million or 20.7% to $11.7 million from $14.8 million in the prior fiscal year. Diluted earnings per share were $0.79, down from $1.02 in the prior period.

Liquidity and Capital Resources

     The financial condition of the Company remained strong during the three months ended December 28, 2003. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company’s primary sources of liquidity are cash provided by operating activities and external borrowing.

     The Company’s cash, cash equivalents and marketable securities at December 28, 2003 totaled $13.8 million and total short-term and long-term debt was $21.4 million. The ratio of debt to total capitalization (total debt plus stockholders’ equity) decreased to 10.2% at December 28, 2003 from 11.8% at June 29, 2003, the end of the previous fiscal year. The current ratio increased to 1.9 at the end of the quarter compared to 1.8 at the end of the previous year.

     For the six months ended December 28, 2003 cash of $3.3 million was provided by operating activities. In the prior year cash of $4.5 million was provided by operations. Net income declined by $3.1 million and non-cash charges for depreciation and amortization increased $0.7 million as compared to results for the prior year. Equity in the earnings of unconsolidated affiliates increased by $0.7 million. Cash was used to increase working capital by $10.8 million while in the prior year $10.0 million was used to increase working capital. Other assets increased by $2.1 million in the current year as compared to an increase of $4.4 million in the prior year. In the current year, the Company’s deposit to the defined benefit pension plan was approximately $2.0 million less than the previous year.

     Cash used in investing activities totaled $6.1 million. Purchases of property, plant and equipment accounted for $5.5 million, which was $0.1 million less than last year. Cash outflows related to amounts due to affiliates was $1.2 million more than the prior year and was primarily related to the timing of the settlement of intercompany accounts. Proceeds from the sale of property plant and equipment were $0.2 million more than in the prior year.

     Cash used by financing activities totaled $6.3 million for the current year, while in the prior year $2.7 million was used in financing activities. In the current period, the Company decreased debt by $2.7 million while in the prior year debt increased $0.3 million. Dividend payments during the current period were $6.0 million, up $1.3 million from $4.7 million paid last year. For the six month period ended December 28, 2003, the Company received $2.3 million from the sale of stock to employees under the terms of the Company’s stock option program. During the prior year the Company received $1.6 million from the sale of stock to employees.

     The board of directors of the Company has authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company’s common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During the quarter ended December 28, 2003 the Company did not repurchase any shares. As of December 28, 2003, the Company has repurchased a total of 2.0 million shares and 0.6 million shares have been reissued upon exercise of employee stock options.

     The Company’s financial position remains strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide the capital resources and liquidity to meet its needs.

     The Company holds a portfolio of marketable securities with a market value of $0.3 million at December 28, 2003 which is available to provide additional liquidity.

Contractual Obligations

     As of December 28, 2003, there have been no material changes in the Company’s contractual obligations as described in Management’s Discussion and Analysis contained in the Company’s Annual Report Form 10-K for the fiscal year ended June 29, 2003.

Off Balance Sheet Arrangements

     As of December 28, 2003, the Company co-guaranteed two loans made to Herto N.V. by foreign banks. A loan made in 2002 contains terms which provide for a maximum credit available to Herto N.V. of €7.5 million ($9.4 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of €7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. that provides the Company would be reimbursed for 33-1/3% of any payment it was required to make under the terms of the guarantee. This guarantee was made prior to December 30, 2002, the effective date of Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, no liability has been recorded by the Company. A second loan made in May 2003 contains terms which provide for a maximum credit available to Herto N.V. of €3.0 million ($3.7 million) with repayment beginning in 2005 and a final maturity in 2007. The Company has provided the bank with an unconditional guarantee for an amount not to exceed €1.0 million ($1.2 million). The Company has calculated the fair value of the guarantee and determined it to be immaterial. At December 28, 2003, the maximum amounts of each loan are outstanding.

     Also, the Company and Kennedy Rice Dryers, Inc., a corporation of which Mr. Elton Kennedy, a director of the Company, is the principal stockholder and a director and officer, each owns a 50% interest in South LaFourche Farm Partnership. The Company and Mr. Kennedy are each contingently liable on a $1.6 million promissory note payable by the Partnership. This guarantee was made prior to December 30, 2002, the effective date of FIN No. 45. Accordingly, no liability has been recorded by the Company.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     As of December 28, 2003 there have been no material changes in the Company’s market risk exposure as described in Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

Foreign Exchange Risk

     A material amount of the Company’s total sales and earnings are exposed to changes in foreign exchange rates. The Company seeks to manage this risk in part through operational means, including managing local currency revenues in relation to local currency costs and local currency assets in relation to local currency liabilities. The Company does not engage in forward foreign currency speculation to hedge its investment in foreign subsidiaries and affiliates.

     Forward foreign currency contracts are utilized by our European operations to cover specific inventory purchases that are denominated in a foreign currency. See discussion in “Quantitative and Qualitative Disclosure about Market Risk” above.

Interest Rate Risk

     The Company’s U.S. dollar interest-bearing investments and loans are subject to interest rate risk. The Company invests and borrows primarily on a short-term or variable-rate basis and does not employ any techniques to hedge this risk. At December 28, 2003, the Company had outstanding $19.0 million in domestic short term debt borrowed for 90 days at a 1.9% rate of interest. The Company expects to be able to renew this debt at the end of the 90 day term. However, upon renewal of the debt, the Company is subject to changes in interest rates. An increase in the interest rate of 1/2 of 1% would increase annual interest expense by $0.1 million before taxes.

     At December 28, 2003, the Company had outstanding $2.3 million in foreign short term debt borrowed at an 18.3% rate of interest. The Company expects to renew this debt at its maturity. An increase in the interest rate of ½ of 1% would increase annual interest expense by less than $0.1 million.

     The Company’s foreign subsidiaries and affiliates invest and borrow in their functional currency on both a short-term and long-term basis and are subject to interest rate risk on these assets and liabilities. The Company does not employ any techniques to hedge this risk.

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

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

           For the quarter ended December 28, 2003, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, during the period in which this quarterly report was being prepared.

     (b)  Changes in internal controls

            There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting..

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s annual meeting of stockholders was held on October 15, 2003. The matters voted on were as follows:

(a)	Proposal for the election of twelve directors for one year terms:

Nominee	Votes For	Votes Withheld

Frank A. Godchaux III	11,905,738	1,581,062
Charles R. Godchaux	11,905,738	1,581,062
Joseph A. Hafner, Jr.	11,841,101	1,645,699
W. David Hanks	11,839,451	1,647,349
E. Wayne Ray, Jr.	11,823,851	1,662,949
Charles H. Cotros	13,334,897	151,903
Frank K. Godchaux	13,335,147	151,653
W. Elton Kennedy	11,905,688	1,581,112
E. James Lowrey	13,296,397	190,403
Theresa G. Payne	13,334,797	152,003
Patrick W. Rose	13,297,047	189,753
Thomas B. Walker, Jr.	13,295,897	190,903

(b)	Proposal to approve and ratify the appointment of KPMG LLP as the Company’s independent public accountants for the fiscal year ending June 27, 2004:

Votes for	13,440,404
Votes against	43,450
Abstain	2,946

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

15	Letters from KPMG LLP regarding unaudited financial statements.

31.1	Section 302 Certification of Principle Executive Officer

31.2	Section 302 Certification of Principle Financial Officer

32.1	Section 906 Certification of Principle Executive Officer

32.2	Section 906 Certification of Principle Financial Officer

(b)	Reports on Form 8-K.

Current Report on Form 8-K dated January 20, 2004, reporting that the Registrant had issued a press release announcing operating results for the second quarter ended December 28, 2003, a copy of which was filed as Exhibit 99.1 in that Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIANA FOODS INC.
(Registrant)

February 2, 2004	/s/ Joseph A. Hafner, Jr.

Joseph A. Hafner, Jr.
Chief Executive Officer, President and
Director
(Principal Executive Officer)

February 2, 2004	/s/ E. Wayne Ray, Jr.

E. Wayne Ray, Jr.
Vice President, Chief Financial Officer,
Treasurer and Director
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

15	Letters from KPMG LLP regarding unaudited financial statements

31.1	Section 302 Certification of Principle Executive Officer

31.2	Section 302 Certification of Principle Financial Officer

32.1	Section 906 Certification of Principle Executive Officer

32.2	Section 906 Certification of Principle Financial Officer