Form 10-Q
period 2004-03-28
RIVIANA FOODS INC /DE/
filed 2004-05-05
CIK 934650

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number 0-25294

RIVIANA FOODS INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0177572 (I.R.S. Employer Identification No.)

2777 Allen Parkway Houston, TX (Address of principal executive offices)	77019 (Zip Code)

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

     Yes ☑     No  ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

     Yes ☑     No  ☐

     The number of shares of Common Stock of the Registrant, par value $1.00 per share, outstanding at April 29, 2004, was 14,529,823.

RIVIANA FOODS INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 28, 2004

Part I. Financial Information

Item 1. Financial Statements

RIVIANA FOODS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	March 28, 2004	June 29, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$7,825	$9,937
Cash equivalents	11,617	12,649

Total cash and cash equivalents	19,442	22,586
Marketable securities	61	219
Accounts receivable, less allowance for doubtful accounts of $1,404 and $1,268	46,805	42,900
Inventories	67,335	54,800
Prepaid expenses	4,303	5,710

Total current assets	137,946	126,215
PROPERTY, PLANT AND EQUIPMENT:
Land	3,807	3,813
Buildings	40,400	39,921
Machinery and equipment	143,895	137,916

Property, plant and equipment, gross	188,102	181,650
Less accumulated depreciation	(79,656)	(73,626)

Property, plant and equipment, net	108,446	108,024
INVESTMENTS IN UNCONSOLIDATED AFFILIATES	14,629	12,797
GOODWILL	9,585	9,585
OTHER ASSETS	22,533	17,329

Total assets	$293,139	$273,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$27,088	$24,160
Current maturities of long-term debt	22	22
Accounts payable	23,898	21,887
Accrued liabilities	20,366	18,567
Income taxes payable	4,518	3,945

Total current liabilities	75,892	68,581
LONG-TERM DEBT, net of current maturities	50	65
DUE TO AFFILIATES	355	740
DEFERRED INCOME TAXES	13,932	12,512
OTHER NONCURRENT LIABILITIES	4,761	4,498
COMMITMENTS AND CONTINGENCIES
MINORITY INTERESTS	6,520	6,504
STOCKHOLDERS’ EQUITY:
Preferred stock, $1 par, 5,000 shares authorized, none issued
Common stock, $1 par, 24,000 shares authorized, 15,883 issued	15,883	15,883
Paid-in capital	7,605	7,339
Retained earnings	209,979	203,308
Accumulated other comprehensive loss	(16,578)	(16,380)
Treasury stock, at cost, 1,359 and 1,552 shares	(25,260)	(29,100)

Total stockholders’ equity	191,629	181,050

Total liabilities and stockholders’ equity	$293,139	$273,950

The accompanying notes are an integral part of these consolidated financial statements.

RIVIANA FOODS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
NET SALES	$116,139	$99,367	$330,580	$292,810
COST OF SALES	88,065	71,784	250,094	209,988

Gross profit	28,074	27,583	80,486	82,822

COSTS AND EXPENSES:
Advertising, selling and warehousing	12,763	13,115	37,627	38,425
Administrative and general	6,241	5,881	18,223	17,870

Total costs and expenses	19,004	18,996	55,850	56,295

Income from operations	9,070	8,587	24,636	26,527
OTHER INCOME (EXPENSE):
Gain on sale of marketable securities	203		203
Interest income	266	402	1,416	1,197
Interest expense	(219)	(189)	(683)	(469)
Equity in earnings of unconsolidated affiliates	936	979	2,698	2,056
Other expense, net	(394)	(272)	(1,300)	(980)

Total other income	792	920	2,334	1,804

Income before income taxes and minority interests	9,862	9,507	26,970	28,331
INCOME TAX EXPENSE	3,349	2,777	8,475	6,585
MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED SUBSIDIARIES	150	25	396	236

NET INCOME	$6,363	$6,705	$18,099	$21,510

Earnings per share:
Basic	$0.44	$0.47	$1.26	$1.51
Diluted	0.43	0.46	1.22	1.48
Weighted average common shares outstanding:
Basic	14,492	14,284	14,413	14,234
Diluted	14,816	14,631	14,797	14,574

The accompanying notes are an integral part of these consolidated financial statements.

RIVIANA FOODS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 28, 2004	March 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,099	$21,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,187	6,152
Deferred income taxes	1,607	2,124
Gain on disposition of assets	(72)	(47)
Equity in earnings of unconsolidated affiliates	(2,698)	(2,056)
Change in assets and liabilities, excluding effects of acquisition:
Accounts receivable, net	(3,484)	(6,598)
Inventories	(12,696)	(6,129)
Prepaid expenses	1,443	(1,110)
Other assets	(3,813)	(2,714)
Accounts payable and accrued liabilities	2,171	2,099
Income taxes payable	624	(668)
Decrease in due to affiliates	(480)	135
Other noncurrent liabilities	299	318
Minority interests	95	(63)

Net cash provided by operating activities	8,282	12,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,451)	(8,846)
Proceeds from disposals of property, plant and equipment	239	191
Proceeds from sale of marketable securities	203
Cash paid for business and certain assets		(25,278)

Net cash used in investing activities	(8,009)	(33,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in short-term debt	3,085	21,939
Additions to long-term debt		102
Repayments of long-term debt	(15)	(124)
Dividends paid	(9,632)	(7,103)
Repurchases of common stock	(27)
Sales of common stock	3,266	1,933
Collection of employee discount on stock	112	51

Net cash provided by (used in) financing activities	(3,211)	16,798

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(206)	(753)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,144)	(4,935)
CASH AND CASH EQUIVALENTS, beginning of period	22,586	21,500

CASH AND CASH EQUIVALENTS, end of the period	$19,442	$16,565

CASH PAID DURING THE PERIOD FOR:
Interest	$705	$405
Income taxes	4,296	6,018

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

          The Company’s fiscal year is based on the 52/53-week period ending on the Sunday closest to June 30th of each year. Both fiscal 2004 and 2003 are 52-week periods. The three-month and nine-month periods ended March 28, 2004 and March 30, 2003 each covered 13 and 39 weeks of operation.

2. Earnings per Share and Stock-Based Compensation

          Basic and diluted earnings per share are computed by dividing net income by the respective number of weighted average common shares outstanding. The reconciliation of weighted average common shares outstanding used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Basic	14,492	14,284	14,413	14,234
Stock options	324	347	384	340

Diluted	14,816	14,631	14,797	14,574

Anti-dilutive stock option shares excluded in the above calculation	249	0	205	179

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

          Had expense been determined based on the Black-Scholes option pricing model at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net income:
As reported	$6,363	$6,705	$18,099	$21,510
Pro forma stock-based compensation expense, net of tax	(240)	(269)	(830)	(801)

Pro forma net income	$6,123	$6,436	$17,269	$20,709

Earnings per share — basic:
As reported	$0.44	$0.47	$1.26	$1.51
Pro forma	0.42	0.45	1.20	1.45
Earnings per share — diluted:
As reported	$0.43	$0.46	$1.22	$1.48
Pro forma	0.41	0.44	1.17	1.43

3. Inventories

          Inventories were composed of the following:

	March 28, 2004	June 29, 2003
Raw materials	$16,619	$9,098
Work in process	112	64
Finished goods	42,858	37,933
Packaging supplies	7,746	7,705

Total	$67,335	$54,800

4.	Comprehensive Income

          The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net income	$6,363	$6,705	$18,099	$21,510
Other comprehensive income:
Gains on marketable securities; net of tax:
Realized gains	(132)		(132)
Unrealized gains	6		30	1
Foreign currency translation adjustment	(727)	(413)	(96)	(532)

Total comprehensive income	$5,510	$6,292	$17,901	$20,979

5.	Segment Information

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net sales:
Domestic	$76,075	$64,332	$212,825	$185,733
Europe	14,854	13,433	44,300	40,720
Central America	25,210	21,602	73,455	66,357

Total consolidated	$116,139	$99,367	$330,580	$292,810

Income:
Operating income
Domestic	$8,435	$8,701	$22,360	$27,035
Europe	324	189	1,405	724
Central America	3,255	2,454	9,165	7,334

Total operating income	12,014	11,344	32,930	35,093
General corporate expenses	(2,944)	(2,757)	(8,294)	(8,566)

Income from operations	9,070	8,587	24,636	26,527
Interest expense	(219)	(189)	(683)	(469)
Equity in earnings of unconsolidated affiliates	936	979	2,698	2,056
Other income, net	75	130	319	217

Income before income taxes and minority interests	$9,862	$9,507	$26,970	$28,331

6.	Pension Plan

          Components of net periodic pension costs:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
United States
Service cost — Employer	$754	$870	$2,100	$2,537
Interest cost	570	686	1,589	2,002
Expected return on plan assets	(904)	(915)	(2,520)	(2,668)
Amortization of transition/prior service costs	(60)	42	(167)	121
Amortization of actuarial loss	288	124	804	362

	$648	$807	$1,806	$2,354

International
Service cost — Employer	$39	$52	$111	$88
Employee	19	38	55	63
Interest cost	144	215	406	359
Expected return on plan assets	(123)	(238)	(346)	(397)
Amortization of actuarial loss	98	119	276	199

	$177	$186	$502	$312

          In the United States plan, employer contributions paid for the nine months ended March 28, 2004 totaled $6,767. No additional contributions are expected to be paid during the current fiscal year. In the International plan, employer contributions paid for the nine months ended March 28, 2004 totaled $249. An additional $101 is expected to be contributed during the remainder of the current fiscal year.

7.	Trademark License Agreement

               In December 2003, the Company’s unconsolidated affiliate, Euryza Reis GmbH (Euryza), finalized a trademark license agreement with Herba Germany GmbH (Herba), a subsidiary of Herba Foods, S.L. (Foods), for the use of the trademarks Reis Fit® and Ris-Fix® in certain European countries. Both Herba and Foods are affiliates of the Company’s joint venture partner in Euryza. The agreement commits Euryza to pay Herba annually €300 ($364) plus a royalty of 5.5% of invoiced sales. The initial term of the trademark license agreement is five years, with three-year extensions available through 2023.

               In connection with the trademark license agreement, Euryza entered a separate put and call option contract with Foods. The put option feature provides that any time from the start of the contract until September 30, 2018, Foods can require Euryza to purchase all of the shares of Herba, which holds the trademarks, for the price of €21,610 ($26,206) adjusted annually for the Euribor interest rate plus 0.5%. The call option feature provides that during the period from October 1, 2018 through December 31, 2018, Euryza has the option to purchase all of the shares of Herba at the same price as the put option. The put and call option contract will expire at the earlier of December 31, 2018, or three months following the termination of the trademark license agreement.

               The put option feature represents a written option liability of Euryza and is required to be reported at fair value and subsequently marked to fair value through earnings. The recording of the put option liability is not expected to have a material impact on the financial statements of the Company.

8.	Subsequent Event – Formation of Joint Venture

               Effective March 29, 2004, the Company and Ebro Puleva, S.A. (Ebro) formed S&B Herba Foods Limited (S&BHF) in the United Kingdom by the combination of Stevens & Brotherton Ltd. (S&B), the Company’s UK subsidiary, and Joseph Heap & Sons, Ltd. (Heap), an Ebro UK subsidiary. S&BHF is owned 49% by the Company and 51% by Ebro. S&B markets and distributes branded and private label rice, dried fruit and other food products in the U.K. Heap is a rice and rice flour milling company which markets and distributes branded and private label rice and supplies rice flour and bulk rice to industrial customers in the UK. As of March 29, 2004, S&B ceased to be accounted for as a consolidated subsidiary of the Company and S&BHF is accounted for as an unconsolidated affiliate. As of March 28, 2004, S&B was accounted for as a wholly-owned consolidated subsidiary of the Company.

9.	Subsequent Event – Joint Venture Acquisition

               Effective April 16, 2004, S&BHF acquired for cash Vogan & Company Ltd. (Vogan). Vogan is a UK miller of rice, lentils, peas and other products used by specialty packers and as ingredients for breakfast cereals and dry and frozen foods. The results of operations for Vogan will be consolidated with S&BHF which will be accounted for by the Company as an unconsolidated affiliate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes.

General

     The Company classifies its business into three reportable segments: Domestic (includes the United States and Puerto Rico), Europe (includes the United Kingdom) and Central America (includes Guatemala and Costa Rica).

     The Company’s domestic operations consist primarily of sales of retail branded and private label rice products, sales of rice products to retail foodservice chains and to major food processors, sales of rice by-products to industrial users and export sales of branded and value-added rice products to Puerto Rico and other international markets.

     In addition to the domestic operations described above, the Company is a partner with Riceland Foods, Inc. in joint ventures in rice flour processing and co-generation of power from the gasification of rice hulls.

     In Central America, the Company operates as one of the largest manufacturers of cookies and crackers and one of the largest processors of fruits and vegetables. These products are sold principally in Central America in Guatemala, Costa Rica, El Salvador, Nicaragua, Honduras and Panama..

     In Europe, the Company is a distributor of a variety of brand name and private label products including rice, dried fruits and canned and frozen fruits and vegetables to retail, wholesale, foodservice and industrial customers. The Company also conducts rice operations in Belgium and Germany through unconsolidated affiliates which manufacture, market and distribute branded and private label rice products and rice cakes.

     The effect that the popularity of low carbohydrate diets was having on U.S. retail rice consumption was reported in the Company’s second quarter Form 10Q report. It was noted that this dietary trend was having a material negative impact on the Company’s sales volumes and that, coupled with a significant increase in rice costs; these factors were responsible for a decline in operating earnings for the Company’s domestic rice business. As reported for the second quarter that ended December 28, 2003, domestic operating income was 32% below the same quarter last year and 26% lower for the six months year-to-date period. As indicated, the Company instituted price increases to cover the increase in rice costs but pointed out that there is a delay in the effective implementation to all customers.

     The popularity of low carbohydrate diets has continued to affect domestic retail rice volumes in the third quarter ended March 28, 2004. However, the positive effect of increased prices has reduced the margin erosion and operating earnings for the domestic rice business declined only 5% for the quarter ended March 28, 2004 compared to the same quarter last year and are 19% below the prior year-to-date period.

     The Company’s foreign units in Central America and Europe have performed at levels exceeding the comparable quarter and year-to-date periods last year. The combined operating earnings for the third quarter of Central America and Europe were strong enough to more than offset the 5% decline reported by the domestic rice operations segment. On a year-to-date basis, Europe and Central America reported a significant increase in operating income, but it did not fully offset the 19% decline in operating income from the domestic rice operations segment and the Company reported a decline of 7% in total operating income on a year-to-date basis.

     According to AC Nielson Scantrak® (“Scantrak”), the industry standard for retail measurement data, the retail rice market has declined for the past nine quarters. Scantrak reported an 8% decline in the retail rice market for the latest 12-week period ended April 3, 2004. Scantrak numbers do not include rice volumes sold through WalMart, which is estimated to be approximately 15% of retail sales volumes.

     The Company is uncertain about the duration of current dietary trends and cannot estimate any future impact to its sales volumes and results of operations.

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

Significant Accounting Policies

     The following accounting policies are integral to understanding the financial statements contained herein reporting the operating results and financial position of the Company for the three and nine months ended March 28, 2004 with comparative results for the previous year.

Accounting Estimates and Assumptions

     Certain estimates and assumptions are used in preparing the financial statements presented herein and affect the reported amounts and disclosures. Estimates are used when accounting for certain consumer and trade promotions, depreciation and amortization, employee benefits and other contingencies, taxes and asset valuation allowances. For example, in determining the expense related to consumer coupons, the Company estimates the percentage of coupons that will be redeemed based on historical results for similar items. The Company is also subject to risks and uncertainties that could cause actual results to be different from estimated results such as changes in market conditions, competition, foreign exchange rates, legislation, accounting rules and litigation. Actual results could differ from those estimates. Those items are discussed in more detail in the section entitled “Forward-Looking Information and Factors that May Affect Future Results.”

Revenue Recognition

     Sales are recognized in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101. Sales are recognized at the time the risk of ownership passes to the customer. Generally this occurs when products are delivered to trade customers.

Sales Incentives

     Certain sales incentives such as coupons, rebates and free products which are offered to either the retail trade or the consumer are recorded as a reduction in sales revenue at the later of either the date the related revenue is recorded or the date at which the sales incentive is offered.

Cash Discounts

     An estimate of cash discounts taken by customers for early payment of sales invoices is recorded in the same period the related sales are recorded.

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

Tax Liabilities

     The Company’s tax returns are subject to examination by taxing authorities in various jurisdictions. The Company records tax liabilities based on its best estimate of what it will ultimately agree upon with the taxing authorities in the relevant jurisdictions following the completion of any examination. The Company believes that the estimates in the financial statements accurately reflect tax liabilities. However, the actual tax liabilities may ultimately differ from those estimates if the Company were to prevail in matters for which accruals have been established or if taxing authorities successfully challenge the tax treatment upon which the Company’s estimates are based. Accordingly, the effective tax rate in a given financial statement period may materially change.

Contingencies

     The Company is subject to certain contingencies including but not limited to legal issues, and claims covering product liability, environmental, tax and employment matters. The Company records accruals for such contingencies based on its assessment of the probability of occurrence and an estimate of the potential liability. In arriving at the liability to be recorded, it considers past history, where applicable, and the available facts surrounding each issue. Reserves are provided if the Company thinks it likely that a third party may take a sustainable position on a matter contrary to the position taken by the Company or one of its subsidiaries.

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

     Factors that could cause actual results to differ materially are the following:

•	Changes in business, political and worldwide economic conditions

•	Competitive market activity

•	Change in product mix sold

•	Consumer and trade buying patterns

•	Labor relations

•	Litigation

•	Interest rate and foreign currency exchange rate fluctuations

•	Governmental laws and regulations including tax laws

•	Change in generally accepted accounting policies

•	Acts of God affecting manufacturing and distribution channels

•	Acquisitions, divestitures and restructurings

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

Results of Operations

THREE MONTHS ENDED MARCH 28, 2004
COMPARED TO THREE MONTHS ENDED MARCH 30, 2003

     For the three months ended March 28, 2004 sales increased $16.8 million or 16.9% to $116.1 million from $99.4 million for the previous fiscal year. Higher unit volumes increased sales by $4.8 million while the combined effect of price and sales mix increased sales by $11.7 million. Favorable currency translation increased sales $0.3 million. In the domestic rice business sales of $74.6 million increased $11.8 million or 18.7% from the prior year sales of $62.8 million. Total unit volumes increased 21.6% and added $1.4 million to sales. This increase in unit volumes includes a large increase in lower-margin by-product and export/commodity sales. By-product volumes increased by 106.7% and export/commodity volumes increased 51.4%. A combination of higher prices and sales mix increased sales a further $10.4 million. Total retail unit volumes decreased by 2.1% and non-retail unit volumes, excluding by-products, increased by 19.7%. Sales by the Company’s energy co-generation joint venture were even with the prior year at $1.5 million. Lower volumes reduced sales $0.3 million while higher energy prices increased sales $0.3 million. Sales in Central America increased $3.6 million or 16.7% to $25.2 million compared to $21.6 million in the prior year. Unit volume sales of fruit nectar and juice and bean products increased by 21.6% while unit volume sales of cookie and cracker products increased 18.8%. In total, the increase in volumes added $3.9 million to sales. Higher prices increased sales by $1.3 million and unfavorable currency translation reduced sales by $1.6 million. In Europe, sales increased $1.4 million or 10.6% to $14.8 million from $13.4 million in the prior year. Lower unit volumes decreased sales by $0.2 million. A combination of price and product mix reduced sales a further $0.3 million and favorable currency translation increased sales by $1.9 million.

     Gross profit increased $0.5 million or 1.8% to $28.1 million from $27.6 million a year earlier but decreased as a percentage of sales to 24.2% from 27.8%. In the domestic rice business, gross profit decreased $0.7 million or 3.8% to $18.3 million from $19.0 million in the same period in the prior year and decreased as a percentage of sales to 24.5% from 30.2%. Gross profit declined primarily as a result of significantly higher rice costs and sales mix reflecting lower sales in the value-added categories of quick cooking rice and prepared rice mixes. While volume gains were recorded in the foodservice and export/commodity sectors, higher rice costs reduced the gross profit and the export/commodity volumes return a lower gross profit. The domestic energy co-generation operations reported gross profit of $0.1 million compared to a loss of $0.1 last year due primarily to lower operating costs. Gross profit in Central America increased $0.7 million to $8.0 million but decreased as a percentage of sales to 31.5% from 33.3% in the prior year. The increase in gross profit was related to the increase in sales. In Europe gross profit increased by $0.3 million or 18.0% to $1.7 million, and increased as a percentage of sales to 11.6% from 10.9% in the previous year. The increase in gross profit resulted from the increase in sales and higher percentage margins.

     Advertising, selling and warehousing expenses decreased $0.4 million to $12.8 million. The decrease in this expense was all recorded in the domestic rice operations segment and was due to a timing-related reduction in selling expenses. As a percentage of sales, advertising, selling and warehousing expenses declined to 11.0% from 13.2%.

     Administrative and general expenses of $6.2 million increased by $0.4 million from the prior year but decreased as a percentage of sales to 5.4% from 5.9% last year. General corporate overhead expenses increased by $0.2 million and administrative expenses in Europe increased by $0.2 million. In Europe, the increase was related to an increase in legal expenses related to the formation of the new S&B Herba Foods Limited joint venture in the UK. The increase in general corporate overhead was in line with general inflationary trends.

     Operating income increased $0.5 million, or 5.6%, to $9.1 million from $8.6 million in the prior year. As a percentage of sales, operating income decreased to 7.8% from 8.6% in the same period last year as a result of the decrease recorded by the domestic rice operations segment. Operating income in the domestic rice business decreased by $0.5 million, or 5.3%, to $8.3 million as a direct result of the reduction in gross profit. In Central America, operating income increased $0.8 million or 32.4% to $3.3 million due to higher gross profit as discussed previously. Operating income in Europe increased $0.1 million to $0.3 million and was also directly related to the increase in gross profit offset partly by increased administrative and general expenses.

     Other income of $0.8 million decreased $0.1 million from the $0.9 million reported in the same period last year. Net interest income declined $0.2 million due to the reduction of short term investments in Central America which were liquidated to remit dividends. Equity in the earnings of unconsolidated affiliates of $0.9 million was even with the prior year. The Company recorded a gain of $0.2 million from the sale of marketable securities. Other miscellaneous expenses increased by $0.1 million to $0.4 million.

     Income tax expense of $3.3 million increased $0.6 million from the same period in the prior year. Total taxes increased as a result of higher pretax earnings, a reduction in the energy tax credit and to incorporate adjustments resulting from the Company’s fiscal 2003 Federal Income Tax return filed in March. The effective rate increased to 34.0% from 29.2% in the same period last year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate and the utilization of energy tax credits related to the Company’s co-generation joint venture.

     Net income for the three months ending March 28, 2004 decreased 5.1% to $6.4 million from $6.7 million in the prior fiscal year. Diluted earnings per share were $0.43, down from $0.46 in the prior year.

NINE MONTHS ENDED MARCH 28, 2004
COMPARED TO NINE MONTHS ENDED MARCH 30, 2003

     For the nine months ended March 28, 2004 sales increased $37.8 million or 12.9% to $330.6 million from $292.8 million for the previous fiscal year. Higher volumes increased sales $13.5 million and the combined effect of price and sales mix increased sales by $25.3 million. Unfavorable currency translation reduced sales by $1.0 million. In the domestic rice business sales of $208.8 million increased $26.6 million or 14.6% from the prior year sales of $182.2 million. Higher unit volumes accounted for $6.7 million and a combination of higher prices and sales mix increased sales by $19.9 million. Total retail volumes declined by 3.6% and non-retail volumes, excluding by-products, increased by 38.1%. The Company’s energy co-generation joint venture sales increased as a result of higher energy prices by $0.5 million to $4.0 million. Sales in Central America increased $7.1 million or 10.7% to $73.5 million compared to $66.4 million in the prior year. Unit volume sales of fruit nectar and juice products increased 15.1% and unit volume sales of cookie and cracker products increased 8.9%. In total, higher volumes increased sales by $8.0 million. Higher prices increased sales by $4.0 million and unfavorable currency translation reduced sales by $4.9 million. In Europe, sales increased $3.6 million or 8.8% to $44.3 million from $40.7 million in the prior year. Lower unit volumes decreased sales by $0.6 million. A combination of price and product mix increased sales by $0.4 million and favorable currency translation increased sales by $3.8 million.

     Gross profit decreased $2.3 million or 2.8% to $80.5 million from $82.8 million a year earlier and decreased as a percentage of sales to 24.4% from 28.3%. In the domestic rice business, gross profit decreased $6.0 million or 10.4% to $51.6 million from $57.6 million in the same period in the prior year. Gross profit decreased from a combination of lower unit volumes in the higher-margin value added products and significantly higher rice costs. In the domestic rice business, gross profit as a percentage of sales decreased to 24.7% from 31.6% last year. The domestic energy co-generation operations reported a gross profit of $0.4 million which was an increase of $0.6 million from the loss of $0.2 million reported last year. The increase in gross profit was due to higher energy prices and reduced operating expenses. Central America improved by $2.0 million or 9.5% to $23.1 million and declined slightly as a percentage of sales to 31.4% from 31.8% in the prior year. The gross profit increase followed the increased sales as noted previously. In Europe gross profit increased by $1.1 million or 25.0% to $5.4 million, and increased as a percentage of sales to 12.2% from 10.6% in the prior year primarily as a result of the increase in sales and improved margins.

     Advertising, selling and warehousing expenses of $37.6 million decreased $0.8 million from the corresponding period in the prior year. A decrease of $0.9 million in the domestic rice business primarily due to reductions in media advertising and brokerage was offset by an increase of $0.1 million in Central America.

     Administrative and general expenses increased $0.4 million or 2.0% to $18.2 million from $17.9 million last year. In the domestic rice business, administrative and general expenses increased $0.2 million or 3.6% which was in line with inflationary trends. Increased legal costs raised administrative and general expenses in Europe by $0.4 million from the same period last year. General corporate overhead expenses were $0.3 million lower than prior year.

     Operating income decreased $1.9 million or 7.1% to $24.6 million from $26.5 million in the same period in the prior year. As a percentage of sales, operating income decreased to 7.5% from 9.1% in the prior period. The decrease in operating income was related to the decreased operating profit in the domestic rice business. Operating income in the domestic rice business decreased $5.2 million or 19.2% to $22.0 million. The decrease in operating profit resulted primarily from the decreased gross profit as discussed above offset partially by lower advertising, selling and warehousing expenses. In Central America, operating income increased $1.8 million or 25.0% to $9.2 million. The increase in gross profit of $2.0 million was offset by an increase of $0.1 million in advertising, selling and warehousing expenses and an increase in administrative expenses of $0.1 million. These increased expenses were related to the competitive market conditions in the region and increased distribution costs associated with market expansion activities. Operating income in Europe increased $0.7 million due to the $1.1 million increase in gross profit partially offset by the $0.4 million increase in administrative and general expenses.

     Other income of $2.3 million increased by $0.5 million from the prior year. Net interest income of $0.7 million was even with the same period last year. Equity in the earnings of unconsolidated affiliates of $2.7 million was $0.6 million higher than the same period in the prior year due to higher earnings from the Company’s joint venture operations in Belgium and Germany as a result of the licensing of the Reis-Fit® and Ris-Fix® brands effective in August 2003 and increased earnings from the Company’s rice flour joint venture. The Company recorded a gain of $0.2 million from the sale of marketable securities. Other miscellaneous expenses increased by $0.3 million to $1.3 million.

     Income tax expense of $8.5 million increased $1.9 million from the same period in the prior year. Tax expense for the same period last year included $1.4 million, or $0.10 per diluted share, net of minority interest of $0.1 million, reduction in tax expense due to the favorable resolution of a foreign tax matter as first reported in Form 10-Q for the quarter ended December 29, 2002. The effective rate for the nine months ended March 28, 2004 increased to 31.4% from 23.2% in the same period in the prior year. The effective tax rate is less than the U.S. statutory rate primarily as a result of foreign earnings which are subject to tax rates that are lower than the U.S. statutory rate, and the utilization of tax credits.

     Net income for the nine months ended March 28, 2004 decreased $3.4 million or 15.9% to $18.1 million from $21.5 million in the prior fiscal year. Diluted earnings per share were $1.22, down from $1.48 in the prior period.

Liquidity and Capital Resources

     The financial condition of the Company remained strong during the nine months ended March 28, 2004. The Company requires liquidity and capital primarily to provide the working capital and plant and equipment to support its operations and growth. The Company’s primary sources of liquidity are cash provided by operating activities and external borrowing.

     The Company’s cash, cash equivalents and marketable securities at March 28, 2004 totaled $19.5 million and total short-term debt was $27.1 million. The ratio of debt to total capitalization (total debt plus stockholders’ equity) increased to 12.4% at March 28, 2004 from 11.8% at June 29, 2003, the end of the previous fiscal year. The current ratio was 1.8 at the end of the quarter compared to 1.8 at the end of the previous year.

     For the nine months ended March 28, 2004 cash of $8.3 million was provided by operating activities. In the prior year cash of $13.0 million was provided by operating activities. Net income declined by $3.4 million and non-cash charges for depreciation and amortization increased $1.0 million as compared to results for the prior year. Equity in the earnings of unconsolidated affiliates increased by $0.6 million. Cash was used to increase working capital by $11.9 million while in the prior year $12.4 million was used to increase working capital. Other assets increased by $3.8 million in the current year as compared to an increase of $2.7 million in the prior year and amounts due from affiliates increased by $0.5 million in the current year compared to a decrease of $0.1 million in the same period last year.

     Cash used in investing activities totaled $8.0 million. Purchases of property, plant and equipment accounted for $8.5 million, which was $0.4 million less than last year. Proceeds from the sale of property plant and equipment and marketable securities totaled $0.4 million which was an increase of $0.3 million over the prior year. Also, in the prior year the Company expended $25.3 million to acquire the rice specialties business from ACH Food Companies, Inc.

     Cash used in financing activities totaled $3.2 million for the current year, while in the prior year $16.8 million was provided by financing activities. In the current period, the Company increased debt by $3.1 million while in the prior year debt increased $21.9 million primarily to finance the acquisition of the ACH Rice Specialties business. Dividend payments during the current period were $9.6 million, up $2.5 million from $7.1 million paid last year. For the nine month period ended March 28, 2004, the Company received $3.3 million from the sale of stock to employees under the terms of the Company’s stock option program. During the prior year the Company received $1.9 million from the sale of stock to employees.

     The board of directors of the Company has authorized the open-market repurchase, from time to time, of up to 3.0 million shares of the Company’s common stock. The repurchased stock will be used for general corporate purposes including issuance of stock under employee stock option plans. During the quarter ended March 28, 2004 the Company repurchased one thousand shares. As of March 28, 2004, the Company has repurchased a total of 2.0 million shares and 0.7 million shares have been reissued upon exercise of employee stock options.

     The Company’s financial position remains strong and the Company believes that the combination of its working capital, unused and available short-term credit facilities and cash flow from operations will provide the capital resources and liquidity to meet its needs.

Contractual Obligations

     As of March 28, 2004, there have been no material changes in the Company’s contractual obligations as described in Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

Off Balance Sheet Arrangements

     As of March 28, 2004, the Company co-guaranteed two loans made to Herto N.V. by foreign banks. A loan made in 2002 contains terms which provide for a maximum credit available to Herto N.V. of €7.5 million ($9.1 million) reducing over the term with a final maturity in 2008. The Company has provided the bank with an unconditional guarantee for an amount not to exceed 50% of the maximum credit facility of €7.5 million. The Company has an indemnity agreement from one of the other three shareholders of Herto N.V. that provides the Company would be reimbursed for 33-1/3% of any payment it was required to make under the terms of the guarantee. This guarantee was made prior to December 30, 2002, the effective date of Financial Accounting

Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Accordingly, no liability has been recorded by the Company. A second loan made in May 2003 contains terms which provide for a maximum credit available to Herto N.V. of €3.0 million ($3.6 million) with repayment beginning in 2005 and a final maturity in 2007. The Company has provided the bank with an unconditional guarantee for an amount not to exceed €1.0 million ($1.2 million). The Company has calculated the fair value of the guarantee and determined it to be immaterial. At March 28, 2004, the maximum amounts of each loan are outstanding.

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

Subsequent Events

     The Company concluded the following transactions which will impact its operations and the financial reporting of the results of operations and financial position subsequent to March 28, 2004.

Formation of Joint Venture

     Effective March 29, 2004, the Company and Ebro Puleva, S.A. (Ebro) formed S&B Herba Foods Limited (S&BHF) in the United Kingdom by the combination of Stevens & Brotherton Ltd. (S&B), the Company’s UK subsidiary, and Joseph Heap & Sons, Ltd. (Heap), an Ebro UK subsidiary. S&BHF is owned 49% by the Company and 51% by Ebro. S&B markets and distributes branded and private label rice, dried fruit and other food products in the UK. Heap is a rice and rice flour milling company which markets and distributes branded and private label rice and supplies rice flour and bulk rice to industrial customers in the UK. As of March 29, 2004, S&B ceased to be accounted for as a consolidated subsidiary of the Company and S&BHF is accounted for as an unconsolidated affiliate. Through March 28, 2004, S&B was accounted for as a wholly owned consolidated subsidiary of the Company.

S & B Herba Foods Limited Acquires Vogan & Company Ltd.

     S&B Herba Foods Limited (S&BHF), the recently-created joint venture between the Company and its European joint venture partner, Ebro Puleva, S.A. described above has acquired for cash Vogan & Company Ltd. (Vogan) as of April 16, 2004. Vogan is a UK miller of rice, lentils, peas and other products used by specialty packers and as ingredients for breakfast cereals and dry and frozen foods. The results of operations for Vogan will be consolidated with S&BHF which will be accounted for by the Company as an unconsolidated affiliate.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     As of March 28, 2004 there have been no material changes in the Company’s market risk exposure as described in Management’s Discussion and Analysis contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2003.

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

Interest Rate Risk

     The Company’s U.S. dollar interest-bearing investments and loans are subject to interest rate risk. The Company invests and borrows primarily on a short-term or variable-rate basis and does not employ any techniques to hedge this risk. At March 28, 2004, the Company had outstanding $25.0 million in domestic short-term debt borrowed for 90 days at a 1.9% rate of interest. The Company expects to be able to renew this debt at the end of the 90-day term. However, upon renewal of the debt, the Company is subject to changes in interest rates. An increase in the interest rate of ½ of 1% would increase annual interest expense by $0.1 million before taxes.

     At March 28, 2004, the Company had outstanding $2.1 million in foreign short-term debt borrowed at a 17.6% rate of interest. The Company expects to renew this debt at its maturity. An increase in the interest rate of ½ of 1% would increase annual interest expense by less than $0.1 million.

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

Item 4. Controls and Procedures

   (a) Evaluation of disclosure controls and procedures

     For the quarter ended March 28, 2004, the Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, during the period in which this quarterly report was being prepared.

   (b) Changes in internal controls

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Current Report on Form 8-K dated March 30, 2004, reporting that the Registrant had issued a press release announcing the completion of a transaction creating a new United Kingdom joint venture combining the Company’s U.K. subsidiary, Stevens & Brotherton Ltd., with Joseph Heap & Sons, Ltd., a copy of which was filed as Exhibit 99.1 in that Form 8-K.

Current Report on Form 8-K dated April 19, 2004, reporting that the Registrant had issued a press release announcing its United Kingdom joint venture with Ebro Puleva, S. A., S&B Herba Foods Limited, has acquired Vogan and Company Ltd., a copy of which was filed as Exhibit 99.1 in that Form 8-K.

Current Report on Form 8-K dated April 29, 2004, reporting that the Registrant had issued a press release announcing operating results for the third quarter ended March 28, 2004, a copy of which was filed as Exhibit 99.1 in that Form 8-K.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIVIANA FOODS INC.
(Registrant)

May 5, 2004	/s/ JOSEPH A. HAFNER, JR.

Joseph A. Hafner, Jr.
Chief Executive Officer, President and Director
(Principal Executive Officer)

May 5, 2004	/s/ E. WAYNE RAY, JR.

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